Form 10-Q
period 1998-06-30
TECHNISOURCE INC
filed 1998-08-14
CIK 1059920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-24391

                               TECHNISOURCE, INC.
             (Exact name of Registrant as specified in its charter)

            FLORIDA                                              59-2786227
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

   1901 CYPRESS CREEK ROAD, SUITE 202,                                  33309
        FORT LAUDERDALE, FLORIDA                                      (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (954) 493-8601

         Indicate by check make whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X .

         Number of shares of common stock outstanding as of August 13, 1998 is 10,300,000.

                                      INDEX


PART I - FINANCIAL INFORMATION

    ITEM 1.  Financial Statements                                                   PAGE

              Condensed Consolidated Balance Sheets as of June 30, 1998
              (Unaudited) and December 31, 1997..................................     1

              Condensed Consolidated Statement of Income for the Three
              and Six Months Ended 2 June 30, 1998 and 1997 (Unaudited)..........     2

              Condensed Consolidated Combined Statement of Cash Flows for the
              Six Months Ended March 31, 1998 and 1997 (Unaudited)...............     3

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)........................................................   4-8

    ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................  9-14

    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..........    NA

PART II - OTHER INFORMATION

    ITEM 1.  Legal Proceedings...................................................   15

    ITEM 2.  Changes in Securities...............................................   15

    ITEM 6.  Exhibits and Reports on Form 8-K....................................  15-16

    Signature....................................................................   17

    Index to exhibits............................................................   18

                       TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

ITEM 1. FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30, 1998            DECEMBER 31,
                                                                                (UNAUDITED)                 1997
                                                                               -------------            ------------
                                  ASSETS
Current assets:
     Cash and cash equivalents (Note 3)                                          $ 24,536,535        $    469,973
     Trade accounts receivable, less allowance for doubtful
        accounts of $658,933 and $425,000 at June 30, 1998
        and December 31, 1997, respectively                                        14,147,699           8,743,630
     Due from stockholders and employees                                               71,094              39,986
     Prepaid expenses and other current assets                                        194,221             108,335
     Deferred tax asset                                                               377,333                   -
                                                                                 ------------        ------------
              Total current assets                                                 39,326,882           9,361,924
Property and equipments, net                                                        1,964,472           1,229,658
Other assets                                                                           79,280              46,002
                                                                                 ------------        ------------

              Total assets                                                       $ 41,370,634        $ 10,637,584
                                                                                 ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank overdrafts                                                             $          -        $    588,106
     Accounts payable                                                                 435,020             529,962
     Accrued liabilities                                                            2,214,985           1,873,004
     Income tax payable                                                               179,101             183,001
     Payable to stockholders (Note 5)                                               7,090,211                   -
     Due to related parties (Note 7)                                                   10,000                   -
     Line of credit (Note 4)                                                                -             223,459
                                                                                 -----------         ------------
              Total current liabilities                                             9,929,317           3,397,532
Due to related parties (Note 7)                                                             -              10,000
                                                                                 -----------         ------------
              Total liabilities                                                     9,929,317           3,407,532

Stockholders' equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
        10,300,000 and 7,200,000 issued and outstanding as of June 30,
        1998 and December 31, 1997, respectively                                      103,000              72,000
     Additional paid-in capital                                                    30,965,011                   -
     Retained earnings (Note 5)                                                       373,306           7,158,052
                                                                                 -----------         ------------
              Total stockholders' equity                                           31,441,317           7,230,052

                                                                                 -----------         ------------
              Total liabilities and shareholders' equity                         $ 41,370,634        $ 10,637,584
                                                                                 ============        ============

See notes to condensed consolidated financial statements

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                --------------------------------           --------------------------------
                                                    1998                1997                   1998                1997
                                                ------------        ------------           ------------        ------------

Revenues                                        $ 25,155,075        $ 16,248,487           $ 47,935,455        $ 29,648,528
Cost of revenue                                   18,580,469          12,208,716             35,790,912          22,330,300
                                                ------------        ------------           ------------        ------------

          Gross profit                             6,574,606           4,039,771             12,144,543           7,318,228

Selling, general and
   administrative expenses                         4,885,341           2,691,797              9,187,101           4,994,069
                                                ------------        ------------           ------------        ------------

          Operating income                         1,689,265           1,347,974              2,957,442           2,324,159

Other income (expense):
     Interest and other income                         3,724                   -                  3,724                   -
     Interest expense                                (87,378)            (71,171)              (125,163)           (173,538)
                                                ------------        ------------           ------------        ------------

          Income before taxes                      1,605,611           1,276,803              2,836,003           2,150,621

Provision (benefit) for income taxes
   (including the $377,333 deferred
   tax asset related to C corp
   conversion)                                      (208,232)             56,000               (149,126)             94,000
                                                ------------        ------------           ------------        ------------

          Net income                            $  1,813,843        $  1,220,803           $  2,985,129        $  2,056,621
                                                ============        ============           ============        ============

Pro forma information (unaudited):
     Income before taxes, as
        reported                                $  1,605,611        $  1,276,803           $  2,836,003        $  2,150,621
     Pro forma provision income
        tax provision                                676,300             456,000              1,147,406             768,200
                                                ------------        ------------           ------------        ------------
          Proforma net income
             (unaudited)                        $    929,311        $    820,803           $  1,688,597        $  1,382,421
                                                ============        ============           ============        ============

     Net income per share                       $       0.13        $       0.11           $       0.23        $       0.19
                                                ============        ============           ============        ============
     Net income per share - diluted             $       0.12        $       0.10           $       0.22        $       0.17
                                                ============        ============           ============        ============
     Weighted average common shares
        outstanding                                7,438,462           7,200,000              7,319,231           7,200,000
                                                ============        ============           ============        ============
     Weighted average common shares
        outstanding - diluted                      7,759,172           8,353,743              7,631,748           8,353,743
                                                ============        ============           ============        ============


See notes to condensed consolidated financial statements

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS
                                                                                     ENDED JUNE 30,
                                                                               ------------------------------
                                                                                   1998               1997
                                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                              $ 2,985,129        $ 2,056,621
     Adjustment to reconcile net earnings to net cash provided
     by operating activities:
         Depreciation and amortization                                             203,875            127,195
         Deferred taxes, net                                                      (377,333)
         Changes in assets and liabilities:
             Increase in accounts receivable                                    (5,404,069)        (1,396,637)
             (Increase) decrease in due from shareholders and employees            (31,108)               367
             Increase in prepaid expenses and other assets                        (119,164)          (334,145)
             Decrease in accounts payable                                          (94,942)          (111,653)
             Increase in accrued liabilities                                       158,980            344,162
             Increase in income tax payable                                        179,101            108,771
             Increase in payable to stockholders                                 7,090,211                  -
                                                                               -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        4,590,680            794,681
                                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                          (938,689)          (248,593)
                                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing/(Paydown) on line of credit                                        (223,459)           162,355
     Proceeds from public offering of common stock, net                         30,996,011                  -
     Distribution to stockholders                                               (9,769,875)          (336,424)
     Overdraft                                                                    (588,106)          (244,219)
                                                                               -----------        -----------
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES                             20,414,571           (418,288)

NET INCREASE IN CASHAND CASH EQUIVALENTS                                        24,066,562            127,800
                                                                               -----------        -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     469,973            174,204

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $24,536,535        $   302,004
                                                                               ===========        ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                  $   125,163        $   165,165
                                                                               ===========        ===========
Taxes paid                                                                     $   232,107        $   108,771
                                                                               ===========        ===========


See notes to condensed consolidated financial statements

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                      10-Q


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

1.        General

     BUSINESS

         The accompanying unaudited condensed consolidated financial statements include the accounts of Technisource, Inc. ("Technisource") and its subsidiaries, Technisource of Florida, Inc. ("Technisource-Florida") and Technisource Midwest, Inc. ("Technisource-Midwest"), (collectively, the "Company"). All material intercompany balances and transactions have been eliminated.

         Technisource is an information technology (IT") consulting and staffing services ("IT services") firm, providing IT consultants principally on a time-and-materials basis to organizations with complex IT needs. As of June 30, 1998, the Company had 24 branch office locations.

         Technisource was incorporated as a Florida corporation in 1987. In 1994, Technisource-Florida was incorporated as a Florida corporation in order to offer IT services and administer the payroll and human resources activities related to the Company's consultants. As of December 31, 1997, the Company's IT services were principally provided by employees of Technisource-Florida.

         The Company completed an initial public offering of its Common Stock, par value $.01, on June 30, 1998 (the "IPO"). In connection with the IPO, all outstanding shares shares of capital stock of Technisource-Florida, Inc. were contributed to Technisource and Technisource-Midwest was dissolved.

     INTERIM FINANCIAL DATA

         The interim financial data as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 is unaudited and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results in operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. These condensed consolidated financial statements should be read in conjunction

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

with the Company's Combined Financial Statements for the year ended December 31, 1997, included in the Company's Registration Statement on Form S-1 (Registration No. 333-50803) originally filed with the Securities and Exchange Commission on April 23, 1998, as amended (The "Registration Statement"). The Company's Management believes that the disclosures are sufficient for interim financial reporting purposes.

2.        Summary of Significant Accounting Policies

     CASH AND CASH EQUIVALENTS

         The Company considers all unrestricted highly liquid securities (consisting principally of short-term money market investments and treasury notes) with a maturity or redemption option of three months or less at the date of purchase to be cash equivalents. Cash equivalents approximated $ 23,717,000 and $0 at June 30, 1998 and December 31, 1997, respectively.

     RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 deal with financial disclosure. The adoption of these pronouncements did not have a significant impact on the Company's consolidated financial position, results of operation or cash flows.

     BUSINESS RISKS AND CONCENTRATION

         The Company's operations depend upon, among other things, the Company's ability to attract, develop, and retain a sufficient number of highly skilled professional employees. In addition, the Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and the cyclical and economic factors that could have an impact on those industries. Additionally, the Company maintained $24.5 million at June 30, 1998 in one financial institution which is in excess of the FDIC insured funds.

     INCOME TAXES

         The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 is an assets and liability

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's combined financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in the law or rates.

USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare their combined financial statements in conformity with generally accepted accounting principles. Actual results could differ from the Company's estimates.

3.       Initial Public Offering

         On June 30, 1998 the Company completed an initial public offering of 3,100,000 shares of Common Stock at the price per share of $11.00. After the underwriting discounts, commissions, and other expenses, net proceeds to the company from the initial public offering were approximately $31,000,000 of which approximately $7,090,000 represents the distributed S corporation earnings to existing shareholders (Note 5).

4.       Line of Credit

         As of June 30, 1998, the Company maintained a revolving line of credit with a bank which provides for maximum borrowings of up to $8,000,000. The line of credit expires on August 31, 1998 and is secured by the Company's accounts receivable and equipment and guaranteed by two of the Company's shareholders. As of June 30, 1998 and December 31, 1997, the outstanding principal balance under this line of credit was $0 and $1,723,402, respectively. Interest is payable monthly at a variable rate of 0.5% over the bank's prime rate (9.0% as of June 30, 1998).

5.       S Corporation Distribution and Termination of S Corporation Election

         The Company's S corporation status for federal income tax purposes terminated on June 24, 1998 in connection with the IPO, at which time, the Company converted to C Corporation status, thereafter and made a final distribution ("the Distribution") to its existing shareholders in an aggregate amount representing substantially all of the Company's undistributed earnings through the closing of the IPO. Purchasers of the Company's Common Stock in the IPO did not receive any portion of the Distribution.

         The provision for income taxes for periods prior to the conversion related to certain states that do not recognize S Corporation status. The provision for income taxes

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

for the period following the conversion reflects the estimated current provision for federal and state income taxes and the $377,333 net deferred income tax asset resulting from the conversion. In addition, the Company recorded approximately $7 million in distributions to S Corporation shareholders. Pro forma net income is based on the assumption that the Company's S corporation status was terminated at the beginning of each period and reflects a pro forma income tax provision based on applicable tax rates as if the Company was a C corporation taxpayer for all periods presented.

6.     Pro forma Earnings per Share

         The Company has adopted SFAS No. 128, EARNINGS PER SHARE. This Statement requires the presentation of basic and dilutive earnings per share ("EPS"). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS reflects the dilutive effect of potential common shares issuable pursuant to securities such as stock options.

         Pro forma net income per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of outstanding stock options. In accordance with SEC Staff Accounting Bulletin No. 1.B.3, weighted average shares for all periods prior to the IPO also include those shares which would have had to have been issued (at the initial public offering price of $11 per share, less the underwriting discount and company expenses) to generate sufficient cash to fund the portion of the S corporation distribution that was in excess of the net income for the period ended June 24, 1998.

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                   JUNE 30,
                                                   ------------------------------------------------------
                                                       1998          1997         1998          1997
                                                   ------------- ------------- ------------ -------------
Proforma:
   Net income per share:
      Net income available to common shareholders     $  929,311   $  820,803   $1,688,597    $1,382,421
      Weighted average common shares outstanding       7,438,462    7,200,000    7,319,231     7,200,000
                                                      ==========   ==========   ==========    ==========
                                                           $0.13        $0.11        $0.23         $0.19
                                                      ==========   ==========   ==========    ==========

   Net income per share-assuming dilution:
      Net income available to common shareholders     $  929,311   $  820,803   $1,688,597    $1,382,421
      Weighted average common shares outstanding       7,759,172    7,200,000    7,631,748     7,200,000
      Dilutive effect of options
      Effect of assumed IPO shares for distribution                 1,153,743                  1,153,743
                                                      ----------   ----------   ----------    ----------
                                                       7,759,172    8,353,743    7,631,748     8,353,743
                                                      ----------   ----------   ----------    ----------
                                                           $0.12        $0.10        $0.22         $0.17
                                                      ==========   ==========   ==========    ==========

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

7.       Long-Term Debt

         The long-term debt of $10,000 from related parties was fully paid in August 1998.

8.       Income Taxes

         Historically, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code which provide that, in lieu of corporate federal and some state income taxes, the shareholders are taxed on their proportionate share of the Company's taxable income. In connection with the IPO, the Company elected to change its tax status from an S corporation to a C corporation. As a result of the Company's Subchapter S election, the accompanying consolidated statements of income do not include an income tax provision for federal and most state income taxes during the periods of the S Corporation election; however, pro forma adjustments have been made to reflect the income tax provision as if the Company was taxed as a C corporation during all periods. The pro forma adjustments to the six months ended June 30, 1998 have been made to reflect an effective tax rate of 40.46 percent, which is the tax rate that would have been in effect had the Company been taxed as a C corporation for the duration of such period.

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Technisource is a national provider of IT services through 24 offices in the United States and Canada, utilizing over 950 highly trained consultants. The Company has achieved a compound annual revenue growth rate of 60% over the past five years. This growth rate has been generated internally, without the benefit of acquisitions.

         The Company's revenues grew from $10.3 million in 1993 to $67.3 million in 1997. The Company's revenue growth is driven primarily by increases in the number of consultants placed with existing and new clients. The number of consultants utilized by the Company grew from 126 as of December 31, 1993 to 812 as of December 31, 1997, and to 942 as of June 30, 1998. For each of 1995, 1996, and 1997, clients from the previous year generated at least 80% of the Company's revenues. The Company generates substantially all of its revenues from fees for the provision of IT consulting services, most of which are billed at contracted hourly rates. Clients are typically billed and consultants are paid on a weekly basis. The Company recognizes revenues as services are performed.

         The Company's most significant cost is its personnel expense, which consists primarily of salaries, fees and benefits of the Company's consultants. To date, the Company has generally been able to maintain its gross profit margin by offsetting increases in consultant salaries and fees with increases in the hourly billing rates charged to clients. However, there can be no assurance that the Company will continue to be able to offset increases in the Company's cost of revenues by increasing the amounts the Company bills to its clients. The Company attempts to control overhead and indirect expenses, which are not passed through to its clients, by controlling the rate of its branch office expansion and by maintaining centralized operations and back-office infrastructure.

         In anticipation of the Company's growth, the Company has made investments in its infrastructure, including: (i) the Company's proprietary project and consultant TSRC Database; (ii) a national recruiting and training center; (iii) the development and continued refinement of the Technisource Growth Model and the process of replicating these Development Triangles, which is Technisource's recruiting model and consists of two to three recruiters and an account manager; and (iv) a network of 24 branch offices in the United States and Canada. The Company believes that investment in a centralized infrastructure will help keep the Company in a position for possible further expansion.

         To support anticipated growth, the Company has invested in the expansion of its proprietary TSRC Database of over 100,000 potential consultants and their qualifications to ensure that IT professionals with the appropriate skill sets are quickly deployed to respond to client needs and are placed on assignments that utilize their technical skills

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

and optimize their billing rates. The Company has also established a formal two-week recruiting and training program designed to train recruiting professionals in the Company's culture and operating procedures and teach them the Company's proprietary techniques and technical skills. The Company increased its administrative, sales, recruiting and training professionals from 93 employees at December 31, 1996 to 207 employees at December 31, 1997, and 256 at June 30, 1998.

         Over the last ten years, the Company has developed and refined the Technisource Growth Model, which is focused on facilitating rapid internal growth through the replication of Development Triangles. Development Triangles are Technisource recruiting models generally consisting of two to three recruiters and an account manager. The Company has grown from five Development Triangles as of December 31, 1993 to 33 Development Triangles as of December 31, 1997, and to 43 Development Triangles as of June 30, 1998. The Company invested in the creation of 10 Development Triangles since December 31, 1997. Although the Company's operating margins may be adversely affected during periods following relatively large increases in the number of Development Triangles, the Company leverages its initial investment in infrastructure as Development Triangles mature.

         The Company anticipates that each new branch office will require an investment of approximately $100,000 to $150,000 in order to begin operations and fund operating losses for an initial ten to twelve month period of operations, which is the amount of time management believes should generally be required for a new office to achieve profitability. However, there can be no assurance that new Development Triangles or branch offices will be profitable within projected time-frames, or at all. The Company expenses the costs of opening a new office as such expenses are incurred.

The following table set forth for the periods indicated depicts the percentage of revenues of certain items reflected in the Company's statements of income:

                                                       THREE MONTHS
                                                           ENDED
                                                          JUNE 30,
                                                     -------------------
                                                       1997      1998

Revenues........................................         100.0%    100.0%
Cost of revenues................................          75.1      73.9
                                                     ---------  --------
Gross profit....................................          24.9      26.1
Selling, general and administrative expenses....          16.6      19.4
                                                     ---------  --------
Operating income................................           8.3       6.7
Interest and other income.......................            *         *
Interest expense................................           0.4       0.3
                                                     ---------  --------
Income before income taxes......................           7.8       6.4
Income taxes....................................           0.3       0.8
                                                     ---------  --------
Net income......................................           7.5       7.2
Pro forma provision for income taxes............           2.8       2.7
                                                     ---------  --------
Pro forma net income............................           5.0       3.5
                                                     =========  ========

                       TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         REVENUES. Revenues increased $ 8.9 million, or 54.8%, to $ 25.1 million for the three months ended June 30, 1998 as compared to $ 16.2 million for the three months ended June 30, 1997. This increase resulted primarily from increased sales in existing offices, and to a lesser extent, the addition of three new branch offices. The total number of client divisions and business units billed increased from 231 during the quarter ended June 30, 1997 to 350 during the quarter ended June 30, 1998, and the number of IT consultants working for the Company increased from 603 as of June 30, 1997 to 942 as of June 30, 1998.

         GROSS PROFIT. Gross profit consists of revenues less cost of revenues. The Company's cost of revenues consists primarily of compensation, benefits and expenses for the Company's consultants and other direct costs associated with providing services to clients. Gross profit increased $2.5 million, or 62.7%, to $ 6.5 million, for the three months ended June 30, 1998 as compared to $ 4.0 million for the three months ended June 30, 1997. The increase is primarily attributable to higher value-added service offerings and an increase in the number of salaried consultants working for the Company. To a lesser extent, the increase is attributable to the above average margins of Client Server Consulting and Computer Hardware compliment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $2.1 million, or 81.5%, to $4.8 million for the three months ended June 30, 1998, as compared to $ 2.7 million for the three months ended June 30, 1997. The increase primarily resulted from increases in corporate and administrative staff and start-up costs associated with the addition of three branch offices and four Development Triangles.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30,1997

         REVENUES. Revenues increased $ 18.3 million, or 61.6%, to $ 47.9 million for the six months ended June 30, 1998 as compared to $ 29.6 million for the six months ended June 30, 1997. This increase resulted primarily from increased sales in existing offices, and to a lesser extent, the addition of six new branch offices. The total number of client divisions and business units billed increased from 231 during the six months ended June 30, 1997 to 350 during the six months ended June 30, 1998, and the number of IT consultants working for the Company increased from 603 as of June 30, 1997 to 942 as of June 30, 1998.

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

         GROSS PROFIT. Gross profit increased $4.8 million, or 65.9%, to $12.1 million, for the six months ended June 30, 1998 as compared to $ 7.3 million for the six months ended June 30, 1997. The increase is primarily attributable to higher value-added service offerings and an increase in the number of salaried consultants working for the Company.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $4.2 million, or 84%, to $9.2 million for the six months ended June 30, 1998, as compared to $ 5.0 million for the six months ended June 30, 1997. This increase primarily resulted from increases in corporate staff and start-up costs associated with the addition of seven branch offices and ten Development Triangles, compared to six months ended June 30, 1997, when the company had opened three offices and added five Development Triangles.

LIQUIDITY AND CAPITAL RESOURCES

         Through June 30, 1998, the Company's primary sources of liquidity have been cash flow from operations and available borrowings under its line of credit. On June 30, 1998, the Company completed an initial public offering of its Common Stock, which generated net proceeds to the Company of approximately $31 million. Cash and cash equivalents and working capital totaled $24.5 million and $29.3 million, respectively, as of June 30, 1998. The Company believes that it has an amount of working capital that will be sufficient to fund the Company's operations for at least the next 12 months.

         The Company maintains a revolving line of credit with the "Credit Facility", which provides for maximum borrowings of up to $8.0 million. The line of credit is secured by the Company's accounts receivable and equipment and is guaranteed by the Company's controlling shareholders. Interest is payable monthly at a variable rate of 0.5% over the prime rate, which was 9.0% as of June 30, 1998. All interest and principal outstanding under the line of credit is due on August 31, 1998. As of June 30, 1998, the company does not have an outstanding balance under the line of credit.

         The Company anticipates that its primary uses of working capital in future periods will be for the internal development of new offices, investments in its management information systems, possible acquisitions and the funding of increases in accounts receivable. The Company continually reviews and evaluates acquisition candidates to complement and expand its business. The Company's ability to grow through acquisitions is dependent on the availability of suitable acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company cannot predict to what extent new offices will be added through acquisitions as compared to internal development. The Company currently has no agreement, understanding, or commitments with respect to any potential acquisitions.

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

YEAR 2000

         The Company has performed an initial assessment of the impact of the "Year 2000 Issue" on its reporting systems and operations. The "Year 2000 Issue" exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900, or not at all. Based on the Company's initial assessment, it believes that its accounting systems and operations substantially avoid the problems associated with the "Year 2000 Issue," thereby enabling it to properly process critical financial and operational information. There can be no assurance, however, that the Company's systems are Year 2000 compliant or that the systems of other companies on which the Company's systems and operations rely, or companies with whom the Company conducts business, will be timely converted to address the "Year 2000 Issue," or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's business, operations, results and financial position.

NEW ACCOUNTING POLICIES

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 deal with financial disclosure. The adoption of these pronouncements did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

         Certain statements contained in this Form 10-Q, including in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not related to historical results, including statements relating to the Company's continued expansion, the productivity levels for the Company's sales and recruiting personnel, the expenses, timing and profitability of new branch offices, the Company's use of its working capital, and the sufficiency of the Company's working capital are forward-looking statements. These forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements also involve risks and uncertainties, including but not limited to the Company's ability to

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

attract and retain IT consultants and recruiters, the Company's ability to generate new clients and projects requiring the services of the Company's IT consultants, the Company's ability to leverage its existing infrastructure to support future expansion without incurring significant additional expenses, the Company's ability and willingness to devote the resources necessary to open new branch offices and create additional Development Triangles, the effect of conditions in the IT industry and the economy in general; regulatory developments; legal proceedings; and certain other risks and uncertainties. Forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in the Form 10-Q, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 1998 (File No. 333-50803), as amended, including the Risk Factors section thereof.

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company or its properties or to which the Company is a party

ITEM 2.  CHANGES IN SECURITIES

         The Registration Statement was declared effective by the Commission on June 24, 1998. The IPO was consummated on June 30, 1998, and generated net proceeds to the Company of approximately $30,996,000. The managing underwriters for the IPO were Donaldson, Lufkin & Jenrette Securities Corporation and William Blair & Company. In the IPO the Company registered with the Commission the sale of 3,100,000 newly issued shares of its Common Stock and the sale of up to 465,000 additional shares of Common Stock by certain of the Company's existing shareholders. The Company sold all of the 3,100,000 shares registered for sale by the Company generating gross proceeds of 34,100,000 for the Company, and the selling shareholders sold 379,380 shares generating aggregate gross proceeds of $4,173,180 for the selling shareholders. In connection with the IPO, the Company incurred expenses for underwriting discounts and commissions of $2,387,000 and other expenses of approximately $717,000, for total expenses of approximately $3,035,000. None of such expenses were paid to officers, directors, ten percent shareholders, or associates or affiliates of such persons or the Company.

         As of June 30, 1998, all of the Company's net proceeds of the IPO were invested in U.S. Treasury and highly-rated corporate debt securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

       EXHIBIT NUMBER    DESCRIPTION
       --------------    -----------

       3.1 Amended and Restated Articles of incorporation of the Company (1)
       3.2               Amended and Restated Bylaws of the Company (1)
       4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for the Company defining the rights of holders of Common Stock of the Company
       4.2               Specimen certificate for the Company's Common Stock (1)
      10.1 Employment Agreement, dated as of January 1, 1998, between Joseph W. Collard and the Company (1)
      10.2 Employment Agreement, dated as of January 1, 1998, between James F. Robertson and the Company (1)

       10.3              Employment Agreement, dated as of November 11, 1997,
                         between John A. Morton and the Company (1)
       10.4              Employment Agreement, dated as of January 1, 1998,
                         between Paul Cozza and the Company (1)
       10.5              Registration Rights Agreement, dated April 21, 1998,
                         between Joseph W. Collard and the Company (1)
       10.6              Registration Rights Agreement, dated April 21, 1998,
                         between James F. Robertson and the Company (1)
       10.7              The Technisource, Inc. Long-Term Incentive Plan (1)
       10.8              Stock Option Agreement between the Company and Paul
                         Cozza (1)
       10.9              Stock Option Agreement between the Company and John A.
                         Morton (1)
       27                Financial Data Schedule

       ----------------------

       (1) Filed with the Company's Registration Statement on Form S-1 (File No. 333-50803) filed with the Securities and Exchange Commission on April 23, 1998, as amended, and incorporated herein by reference.

     (b)  Current Reports on Form 8-K
          None

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TECHNISOURCE, INC.

Dated: August 13, 1998

                                    By: /s/ JAMES F. ROBERTSON
                                       ------------------------------------
                                    James F. Robertson
                                    Executive Vice President, Chief
                                    Operating Officer

                                    By: /s/ JOHN A. MORTON
                                       ------------------------------------
                                    John A. Morton
                                    Vice President, Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

                                INDEX TO EXHIBITS




       EXHIBIT NUMBER        DESCRIPTION
       --------------        -----------

       27                    Financial Data Schedule