Form 10-Q
period 1998-09-30
TECHNISOURCE INC
filed 1998-11-16
CIK 1059920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

         Indicate by check make whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ X No ____.

         Number of shares of common stock outstanding as of October 30, 1998 is 10,385,000.

                                      INDEX

PART I - FINANCIAL INFORMATION

    ITEM 1. Financial Statements                                          Page
                                                                           ----

             Condensed Consolidated Balance Sheets as of
             September 30, 1998 (Unaudited) and
             December 31, 1997............................................... 1

             Condensed Consolidated Statements of Income for the
             Three and Nine Months Ended September 30, 1998 and 1997
             (Unaudited)..................................................... 2

             Condensed Consolidated Combined Statements of Cash Flows
             for the Nine Months Ended September 30, 1998 and 1997
             (Unaudited)..................................................... 3

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)................................................... 4-8

    ITEM  2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................... 9-14

PART II - OTHER INFORMATION

    ITEM  2. Changes in Securities........................................   15

    ITEM  6. Exhibits and Reports on Form 8-K.............................   15

    Signature.............................................................   16

    Index to exhibits.....................................................   17

                       TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          1998           1997
                                                                       (UNAUDITED)
                                                                      ------------    ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents (Note 2)                               $ 19,217,114    $    469,973
     Trade accounts receivable, less allowance for doubtful
        accounts of $558,933 and $425,000 at September 30, 1998
        and December 31, 1997, respectively                             13,659,237       8,743,630
     Due from stockholders and employees                                   120,043          39,986
     Prepaid expenses and other current assets                             332,977         108,335
     Deferred tax asset, current                                           295,966            --
                                                                      ------------    ------------
              Total current assets                                      33,625,337       9,361,924
Property and equipment, net                                              2,164,455       1,229,658
Other assets                                                                79,839          46,002
Deferred tax asset, noncurrent                                             201,774            --
                                                                      ------------    ------------
              Total assets                                            $ 36,071,405    $ 10,637,584
                                                                      ============    ===========-
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank overdrafts                                                  $       --      $    588,106
     Accounts payable                                                      392,360         529,961
     Income tax payable                                                     78,856         183,001
     Accrued liabilities                                                 2,533,277       1,873,004
     Line of credit (Note 4)                                                  --           223,460
                                                                      ------------    ------------
              Total current liabilities                                  3,004,493       3,397,532
Due to related parties                                                        --            10,000
Deferred tax liability                                                      65,388            -
                                                                      ------------    ------------
              Total liabilities                                          3,069,881       3,407,532
                                                                      ============    ============
Stockholders' equity:
     Common stock, $0.01 par value, 50,000,000 shares authorized,
        10,385,000 and 7,200,000 issued and outstanding as of
        September 30, 1998 and December 31, 1997, respectively             103,850          72,000
     Additional paid-in capital                                         31,470,488            --
     Deferred compensation                                                (345,207)           --
     Retained earnings (Note 5)                                          1,772,393       7,158,052
                                                                      ------------    ------------
              Total stockholders' equity                                33,001,524       7,230,052
                                                                      ------------    ------------
              Total liabilities and stockholders' equity              $ 36,071,405    $ 10,637,584
                                                                      ============    ============

See notes to condensed consolidated financial statements

                       TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ---------------------------    ----------------------------
                                                               1998           1997            1998            1997
                                                            ------------   ------------    ------------    ------------

Revenues                                                     $27,531,685   $ 17,333,464    $ 75,467,140    $ 46,981,992
Cost of revenues                                              20,371,659     13,199,057      56,162,571      35,529,357
                                                            ------------   ------------    ------------    ------------
          Gross profit                                         7,160,026      4,134,407      19,304,569      11,452,635

Selling, general and
   administrative expenses                                     5,077,640      3,111,637      14,264,741       8,167,000
                                                            ------------   ------------    ------------    ------------
          Operating income                                     2,082,386      1,022,770       5,039,828       3,285,635

Other income (expense):
      Interest and other income                                  239,859         35,123         243,583          35,123
      Interest expense                                              --          (31,022)       (125,163)       (146,000)
                                                            ------------   ------------    ------------    ------------
          Income before taxes                                  2,322,245      1,026,871       5,158,248       3,174,758

Provision for income taxes
   (including the $377,333 net
   deferred tax asset related to C corp
   conversion)                                                   923,158         46,000         774,032         137,000
                                                            ------------   ------------    ------------    ------------
          Net income                                        $  1,399,087   $    980,871    $  4,384,216    $  3,037,758
                                                            ============   ============    ============    ============
Pro forma information (unaudited):
      Income before taxes, as
         reported                                           $  2,322,245   $  1,026,871    $  5,158,248    $  3,174,758
      Pro forma income tax
         provision                                               923,158        412,000       2,070,564       1,271,000
                                                            ------------   ------------    ------------    ------------
          Proforma net income
             (unaudited)                                    $  1,399,087   $    614,871    $  3,087,684    $  1,903,758
                                                            ============   ============    ============    ============
      Net income per share - basic                          $       0.14   $       0.09    $       0.37    $       0.26
                                                            ============   ============    ============    ============
      Net income per share - diluted                        $       0.13   $       0.07    $       0.37    $       0.23
                                                            ============   ============    ============    ============
      Weighted average common shares
         outstanding - basic                                  10,352,889      7,200,000       8,319,852       7,200,000
                                                            ============   ============    ============    ============
      Weighted average common shares
         outstanding - diluted                                10,519,737      8,353,743       8,462,268       8,353,743
                                                            ============   ============    ============    ============

See notes to condensed consolidated financial statements

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  NINE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                        ----------------------------
                                                                            1998             1997
                                                                        -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $ 4,384,216      $ 3,037,758
     Adjustment to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                                      348,259          115,537
         Income tax benefit from exercise of options                        332,308                -
         Deferred taxes, net                                               (432,352)               -
         Deferred compensation                                               32,293                -
         Changes in assets and liabilities:
             Increase in accounts receivable                             (4,915,607)      (1,954,259)
             Increase in due from shareholders and employees                (80,057)         (28,835)
             Increase in prepaid expenses and other assets                 (258,479)        (457,301)
             (Decrease) increase in accounts payable                       (137,601)          36,837
             Increase in accrued liabilities                                660,273          211,302
             Decrease in income tax payable                                (104,145)               -
                                                                       ------------        ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                        (170,892)         961,039

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                 (1,283,056)        (537,665)
                                                                       ------------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                    (1,283,056)        (537,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Paydown on note payable                                                (10,000)               -
     Paydown on line of credit                                             (223,460)        (181,120)
     Proceeds from public offering of common stock, net                  30,781,854                -
     Proceeds from issuance of common stock                                  10,676                -
     Distribution to stockholders                                        (9,769,875)        (637,721)
     Overdraft                                                             (588,106)         587,259
                                                                       ------------        ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      20,201,089         (231,582)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                18,747,141          191,792
                                                                       ------------        ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              469,973          174,204

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 19,217,114        $ 365,996
                                                                       ============        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                          $    125,163        $ 131,052
                                                                       ============        =========
Taxes paid                                                             $    978,221        $       -
                                                                       ============        =========

See notes to condensed consolidated financial statements

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

1.       General

      BUSINESS

         The accompanying unaudited condensed consolidated financial statements include the accounts of Technisource, Inc. ("Technisource") its subsidiary, Technisource of Florida, Inc. ("Technisource-Florida"), and its former subsidiary, Technisource Midwest, Inc. ("Technisource-Midwest") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated.

         Technisource is an information technology ("IT") consulting and staffing services ("IT services") firm, providing IT consultants principally on a time-and-materials basis to organizations with complex IT needs. As of September 30, 1998, the Company had 24 branch office locations.

         Technisource was incorporated as a Florida corporation in 1987. In 1994, Technisource-Florida was incorporated as a Florida corporation in order to offer IT services and administer the payroll and human resources activities related to the Company's consultants. As of December 31, 1997, the Company's IT services were principally provided by employees of Technisource-Florida.

         The Company completed an initial public offering of its Common Stock, par value $.01, on June 25, 1998 (the "IPO"). In connection with the IPO, all outstanding shares of capital stock of Technisource-Florida, Inc. were contributed to Technisource and Technisource-Midwest was dissolved.

     INTERIM FINANCIAL DATA

         The interim financial data as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 is unaudited and has been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Combined Financial Statements

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

for the year ended December 31, 1997, included in the Company's Registration Statement on Form S-1 (Registration No. 333-50803) originally filed with the Securities and Exchange Commission on April 23, 1998, as amended. The Company's management believes that the disclosures are sufficient for interim financial reporting purposes.

2.       Summary of Significant Accounting Policies

     CASH AND CASH EQUIVALENTS

         The Company considers all unrestricted highly liquid securities (consisting principally of short-term money market investments and treasury notes) with a maturity or redemption option of three months or less at the date of purchase to be cash equivalents. Cash equivalents approximated $ 17,300,000 and $0 at September 30, 1998 and December 31, 1997, respectively.

     RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 deal with financial disclosure. The Company adopted these pronouncements effective January 1, 1998. The adoption of these pronouncements did not have a significant impact on the Company's consolidated financial position, results of operation or cash flows.

     BUSINESS RISKS AND CONCENTRATION

         The Company's operations depend upon, among other things, the Company's ability to attract, develop, and retain a sufficient number of highly skilled professional employees. In addition, the Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and employees and the cyclical and economic factors that could have an impact on those industries. Additionally, the Company maintained $19.7 million at September 30, 1998 in one financial institution which is in excess of the FDIC insured limits.

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

INCOME TAXES

         The Company provides for income taxes in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. SFAS 109 is an assets and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's combined financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in the law or rates.

USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare their combined financial statements in conformity with generally accepted accounting principles. Actual results could differ from the Company's estimates.

3.       Initial Public Offering

         On June 25, 1998 the Company completed an initial public offering ("IPO") of 3,100,000 shares of Common Stock at the price per share of $11.00. After the underwriting discounts, commissions, and other expenses, net proceeds to the Company from the IPO were approximately $30.8 million of which approximately $9.8 million represents the distributed S corporation earnings to existing shareholders (Note 5).

4.       Line of Credit

         As of September 30, 1998, the Company maintained a revolving line of credit with a bank which provides for maximum borrowings of up to $8,000,000. The line of credit expires on November 30, 1998 and is secured by the Company's accounts receivable and equipment and guaranteed by two of the Company's stockholders. As of September 30, 1998 and December 31, 1997, the outstanding principal balance under this line of credit was $0 and $1,723,402, respectively. Interest is payable monthly at a variable rate of 0.5% over the bank's prime rate (8.75% as of September 30, 1998).

5.       S Corporation Distribution and Termination of S Corporation Election

         The Company's S corporation status for federal income tax purposes terminated on June 24, 1998 in connection with the IPO and the Company converted to C Corporation status and made a final distribution ("the Distribution") to its existing shareholders in an aggregate amount representing substantially all of the Company's

                       TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

undistributed earnings through the closing of the IPO of approximately $9.8 million. Purchasers of the Company's Common Stock in the IPO did not receive any portion of the Distribution.

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

         Pro forma net income per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of outstanding stock options. In accordance with SEC Staff Accounting Bulletin No. 1.B.3, weighted average shares for all periods prior to the IPO also include those shares which would have had to have been issued (at the initial public offering price of $11 per share, less the underwriting discount) to generate sufficient cash to fund the portion of the S corporation distribution that was in excess of the net income for the period ended June 24, 1998.

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                     ------------------------   ------------------------
                                                       1998          1997         1998          1997
                                                     -----------   ----------   ----------   -----------
Proforma:
   Net income per share:
      Net income available to common shareholders    $ 1,395,088     $614,871   $3,087,684    $1,903,758
      Weighted average common shares outstanding      10,352,889    7,200,000    8,319,852     7,200,000
                                                     -----------    ---------   ----------    ----------
                                                           $0.14        $0.09        $0.37         $0.26
                                                     ===========    ==========  ===========   ===========
   Net income per share-assuming dilution:
      Net income available to common shareholders    $ 1,395,088     $614,871   $3,087,684    $1,903,758
      Weighted average common shares outstanding      10,352,889    7,200,000    8,319,852     7,200,000
      Dilutive effect of options                         263,276      304,099       92,660       304,099
      Effect of assumed IPO shares for distribution                   849,644                    849,644
                                                     -----------    ---------   ----------    ----------
                                                      10,616,165    8,353,743    8,412,512     8,353,743
                                                     -----------    ---------   ----------    ----------
                                                           $0.13        $0.07        $0.37         $0.23
                                                     ===========    ==========  ===========   ===========

7.       Income Taxes

         Historically, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code which provide that, in lieu of corporate federal and some state income taxes, the shareholders are taxed on their proportionate share of the Company's taxable income. In connection with the IPO, the Company elected to change its tax status from an S corporation to a C corporation. As a result of the

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Company's Subchapter S election, the accompanying consolidated statements of income do not include an income tax provision for federal and most state income taxes during the periods of the S Corporation election. The provision for income taxes for periods prior to the conversion related to certain states that do not recognize S Corporation status. The provision for income taxes for the period following the conversion reflects the estimated current provision for federal and state income taxes and the $377,333 net deferred income tax asset resulting from the conversion. Pro forma net income is based on the assumption that the Company's S corporation status was terminated at the beginning of each period and reflects a pro forma income tax provision based on applicable tax rates as if the Company was a C corporation taxpayer for all periods presented.

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Technisource is a national provider of IT consulting and staffing services through 24 offices in the United States and Canada, utilizing over 1,000 highly trained consultants. The Company has achieved a compound annual revenue growth rate of 60% over the past five years. This growth rate has been generated internally, without the benefit of acquisitions.

         The Company's revenues grew from $10.3 million in 1993 to $67.3 million in 1997. The Company's revenue growth is driven primarily by increases in the number of consultants placed with existing and new clients. The number of consultants utilized by the Company grew from 126 as of December 31, 1993 to 812 as of December 31, 1997, and to 1,040 as of September 30, 1998. For each of 1995, 1996, and 1997, clients from the previous year generated at least 85% of the Company's revenues. The Company generates substantially all of its revenues from fees for the provision of IT consulting and staffing services, most of which are billed at contracted hourly rates. Clients are typically billed and consultants are paid on a weekly basis. The Company recognizes revenues as services are performed.

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

         In anticipation of the Company's growth, the Company has made investments in its infrastructure, including: (i) the Company's proprietary project and consultant TSRC Database; (ii) a national recruiting and training center; (iii) the development and continued refinement of the Technisource Growth Model, which is Technisource's recruiting model and consists of two to three recruiters and an account manager and utilizes the process of replicating Development Triangles; and (iv) a network of 24 branch offices in the United States and Canada. The Company believes that investment in a centralized infrastructure will help keep the Company in a position for possible further expansion.

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

and optimize their billing rates. The Company has also established a formal two-week recruiting and training program designed to train recruiting professionals in the Company's culture and operating procedures and teach them the Company's proprietary techniques and technical skills. The Company increased its administrative, sales, recruiting and training professionals from 99 employees at December 31, 1996 to 190 employees at December 31, 1997, and 264 at September 30, 1998.

         Over the last ten years, the Company has developed and refined the Technisource Growth Model, which is focused on facilitating rapid internal growth through the replication of Development Triangles. Development Triangles are Technisource recruiting models generally consisting of three recruiters and an account manager. The Company has grown from four Development Triangles as of December 31, 1993 to 33 Development Triangles as of December 31, 1997, and to 48 Development Triangles as of September 30, 1998. The Company invested in the creation of 15 Development Triangles since December 31, 1997. Although the Company's operating margins may be adversely affected during periods following relatively large increases in the number of the Company's Development Triangles, the Company leverages its initial investment in infrastructure as Development Triangles mature. The Company expects sales and recruiting personnel to achieve greater levels of productivity with the maturing of Development Triangles.

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

The following table, set forth for the periods indicated, depicts the percentage of gross revenues of certain items reflected in the Company's statements of income:


                                                  SEPTEMBER 30,
                                               ------------------
                                               1997       1998
Revenues ...................................   100.0%    100.0%
Costs of revenues ..........................    76.1%     74.0%
                                               -----     -----
Gross profit ...............................    23.9%     26.0%
Selling, general and administrative expenses    18.0%     18.4%
                                               -----     -----
Operating income ...........................     5.9%      7.6%
Interest and other income ..................     0.2%      0.9%
Interest expense ...........................     0.2%      0.0%
                                               -----      ----
Income before income taxes .................     5.9%      8.5%
Income taxes ...............................     0.3%      2.5%
                                               -----      -----
Net income .................................     5.6%      6.0%
Pro forma provision for income taxes .......     2.4%      3.4%
                                               -----     -----
Pro forma net income .......................     3.5%      5.1%
                                               =====     =====



                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE
MONTHS ENDED SEPTEMBER 30, 1997

         REVENUES. Revenues increased $10.2 million, or 59%, to $27.5 million for the three months ended September 30, 1998 as compared to $17.3 million for the three months ended September 30, 1997. This increase resulted primarily from increased sales in existing offices, and to a lesser extent, the addition of five new development triangles. The total number of client divisions and business units billed increased from 246 during the quarter ended September 30, 1997 to 400 during the quarter ended September 30, 1998, and the number of IT consultants working for the Company increased from 737 as of September 30, 1997 to 1,040 as of September 30, 1998.

         GROSS PROFIT. Gross profit consists of revenues less cost of revenues. The Company's cost of revenues consists primarily of compensation, benefits and expenses for the Company's consultants and other direct costs associated with providing services to clients. Gross profit increased $3.0 million, or 73%, to $7.1 million, for the three months ended September 30, 1998 as compared to $ 4.1 million for the three months ended September 30, 1997. The increase is primarily attributable to higher value-added service offerings and an increase in the number of salaried consultants working for the Company.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $2.0 million, or 63%, to $5.1 million for the three months ended September 30, 1998, as compared to $3.1 million for the three months ended September 30, 1997. The increase primarily resulted from increases in corporate and administrative staff and start-up costs associated with the addition of five Development Triangles.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30,1997

         REVENUES. Revenues increased $28.5 million, or 60.6%, to $75.5 million for the nine months ended September 30, 1998 as compared to $47 million for the nine months ended September 30, 1997. This increase resulted primarily from increased sales in existing offices, and to a lesser extent, the addition of eight new branch offices. The total number of client divisions and business units billed increased from 246 during the nine months ended September 30, 1997 to 400 during the nine months ended September 30, 1998, and the number of IT consultants working for the Company increased from 737 as of September 30, 1997 to 1,040 as of September 30, 1998.

         GROSS PROFIT. Gross profit increased $7.8 million, or 68.6%, to $19.3 million, for the nine months ended September 30, 1998 as compared to $11.5 million for the nine

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

months ended September 30, 1997. The increase is primarily attributable to higher value-added service offerings and an increase in the number of salaried consultants working for the Company.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $6.1 million, or 74.7%, to $14.3 million for the nine months ended September 30, 1998, as compared to $8.2 million for the nine months ended September 30,1997. This increase primarily resulted from increases in corporate staff and start-up costs associated with the addition of seven branch offices and a net of fifteen Development Triangles, compared to nine months ended September 30, 1997, when the company had opened seven offices and added twelve Development Triangles.

LIQUIDITY AND CAPITAL RESOURCES

         Through September 30, 1998, the Company's primary sources of liquidity have been cash flow from operations and available borrowings under its line of credit. On June 30, 1998, the Company completed an initial public offering of its Common Stock, which resulted in net proceeds to the Company of approximately $31.0 million. Cash and cash equivalents and working capital totaled $19.2 million and $30.8 million, respectively, as of September 30, 1998. The Company anticipates that it has sufficient working capital to fund its operations for at least the next twelve months.

         The Company maintains a revolving line of credit with Nations Bank N.A., which provides for maximum borrowings of up to $8 million through November 30, 1998. The line of credit is secured by the Company's accounts receivable and equipment and is guaranteed by the Company's controlling shareholders. Interest is payable monthly at a variable rate of 0.5% over the prime rate, which was 8.75% as of September 30, 1998. As of September 30, 1998, the company did not have an outstanding balance under the line of credit.

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

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000

         The "Year 2000 Issue" exists because many computer systems and applications use only the last two digits to refer to a year. Because of the "Year 2000 Issue," these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer programs could fail or create erroneous results.

         The majority of the Company's internal systems are purchased from outside vendors. The Company has performed an initial assessment of the impact of the "Year 2000 Issue" on its reporting systems and operations and will be required to modify or replace a portion of its software/hardware so that its computer systems will properly utilize dates beyond December 31, 1999. Those installed systems which are not currently able to fully function in the Year 2000 either have new versions available which are Year 2000 compliant, or the vendor has committed to a Year 2000 compliant release in sufficient time to allow installation and testing prior to critical cutover dates. The Company is also in the process of completing its inventory of computer information technology and non-information technology hardware systems to assess Year 2000 compliance. In addition to the Company's internal systems and hardware, the Company is preparing to assess the Year 2000 readiness of its vendors. As part of this assessment, the Company will ask each major vendor to inform the Company of its (the vendor's) Year 2000 readiness and initiatives. To the extent that the Company's vendors do not provide the Company with satisfactory evidence of their readiness for the "Year 2000 Issue," contingency plans will be developed. The cost of modifying or replacing portions of its software has been expensed as incurred and primarily consists of software version upgrades.

         There can be no assurance, however, that the Company's systems are "Year 2000" compliant or that the systems of other companies on which the Company's systems and operations rely, or companies with whom the Company conducts business, will be timely converted to address the "Year 2000 Issue," or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's business, operations, results and financial position. For this reason, the Company continues to work towards ensuring that all systems associated with the processes of the Company are Year 2000 compliant by the end of 1999.

NEW ACCOUNTING POLICIES

         In June 1997, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 deal with financial disclosure. The company adopted these pronouncements on January 1, 1998. The

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

ITEM 2. MANAGEMENT'SDISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

adoption of these pronouncements did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

         Certain statements contained in this Form 10-Q, including this "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not related to historical results, including statements relating to the Company's continued expansion, the productivity levels for the Company's sales and recruiting personnel, the expenses, timing and profitability of new branch offices, the Company's use of its working capital, and the sufficiency of the Company's working capital are forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to the Company's ability to attract and retain IT consultants and recruiters, the Company's ability to generate new clients and projects requesting the services of the Company's IT consultants, the Company's ability to leverage its existing infrastructure to support future expansion without incurring significant additional expenses, the Company's ability and willingness to devote the resources necessary to open new branch offices and create additional Development Triangles, the effect of conditions in the IT industry and the economy in general; regulatory developments; legal proceedings; and certain other risks and uncertainties. Forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in the Form 10-Q, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission and in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 1998 (File No. 333-50803), as amended, including the Risk Factors section thereof.

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         The Registration Statement was declared effective by the Commission on June 24, 1998. The IPO was consummated on June 30, 1998, and generated net proceeds to the Company of approximately $31.0. The managing underwriters for the IPO were Donaldson, Lufkin & Jenrette Securities Corporation and William Blair & Company. In the IPO the Company registered with the Commission the sale of 3,100,000 newly issued shares of its Common Stock and the sale of up to 465,000 additional shares of Common Stock by certain of the Company's existing shareholders. The Company sold all of the 3,100,000 shares registered for sale by the Company generating gross proceeds of 34,100,000 for the Company. In connection with the IPO, the Company incurred expenses for underwriting discounts and commissions of $2.4 million and other expenses of approximately $0.7 million, for total expenses of approximately $3.0 million. None of such expenses were paid to officers, directors, ten percent shareholders, or associates or affiliates of such persons or the Company.

         As of September 30, 1998, approximately $17.2 million of the net proceeds of the IPO were invested in U.S. Treasury and highly-rated corporate debt securities, $7.0 million had been distributed to the Company's pre-IPO shareholders as undistributed S-corporation earnings, approximately $5.8 million was used to repay amounts outstanding under the Company's line of credit and approximately $1.0 million had been used for working capital.

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

                                    TECHNISOURCE, INC.

Dated: November 13, 1998

                                    By: /s/ James F. Robertson
                                    ---------------------------------------
                                    James F. Robertson
                                    Executive Vice President, Chief
                                    Operating Officer and Director

                                    By: /s/ John A. Morton
                                    ---------------------------------------
                                    John A. Morton
                                    Vice President, Chief Financial
                                    Officer and Director (Principal
                                    Financial and Accounting Officer)

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                                      10-Q

                                INDEX TO EXHIBITS

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
27                      Financial Data Schedule