Form 10-K
period 1998-12-31
TECHNISOURCE INC
filed 1999-03-31
CIK 1059920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(D) of the
        Securities Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 1998
                                       or
[ ]     Transition Report Pursuant to Section 13 or 15(D) of the
        Securities Exchange Act of 1934

                   For the transition period from        to

                        Commission File Number 000-24391

                               TECHNISOURCE, INC.
             (Exact name of Registrant as specified in its charter)


                  FLORIDA                                       59-2786227
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                     Identification Number)

     1901 CYPRESS CREEK ROAD, SUITE 202
          FORT LAUDERDALE, FLORIDA                               33309
  (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (954) 493-8601

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes      No
                                  -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
                                                       -----

Based on the closing sales price of the registrant's Common Stock on the Nasdaq National Market on March 1, 1999 the aggregate market value of the Common Stock held by nonaffiliates of the registrant was $32,195,850.

The number of shares of the registrant's common Stock outstanding on March 1, 1999 was 10,385,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for use in connection with its Annual Meeting of Shareholders are incorporated by reference into Part III.

Certain exhibits listed in Part IV of this annual report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1934, as amended.


                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I

Item 1.           Business............................................................................       2

Item 2.           Properties..........................................................................       12

Item 3.           Legal Proceedings...................................................................       12

Item 4.           Submission of Matters to a Vote of Securities Holders...............................       12

PART II

Item 5.           Market for Registrant's Common Stock and
                  Related Shareholder Matters.........................................................       12

Item 6.           Selected Consolidated Financial Data................................................       13

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................................       14

                  Forward Looking Information: Certain Cautionary Statements..........................       20

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..........................       27

Item 8.           Consolidated Financial Statements and Supplementary Data............................       28

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosures...........................................................       47

PART III

Item 10.          Directors and Executive Officers of the Company.....................................       47

Item 11.          Executive Compensation..............................................................       47

Item 12.          Security Ownership of Certain Beneficial Owners and Management......................       47

Item 13.          Certain Relationships and Related Transactions......................................       47

PART IV

Item 14.          Exhibits, Financial Schedules and Reports on Form 10-K..............................       47

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Technisource is a national provider of information technology staffing services through 25 offices in the United States and Canada, utilizing over 1100 highly trained IT professionals. The Company's IT professionals provide services which are used to design, develop and implement IT solutions, including database development, documentation and training, ERP package implementation, help desk/desktop support, Internet/intranet development, mainframe development, network engineering, real-time development, systems administration and testing & quality assurance. The Company's services are provided to various departments within its client's organization, including research and product development departments.

     Since the Company's inception on March 25, 1987, the Company has developed and refined an internal growth methodology which is focused on facilitating rapid internal growth through the replication of Technisource Development Triangles. Each Development Triangle is typically comprised of one account manager, two trained recruiting professionals and a group of IT professionals. As the revenues generated by a Development Triangle reach critical mass, a high-performing recruiting professional from the Development Triangle is promoted to account manager and forms a new Development Triangle, which is seeded with a portion of the revenue-generating projects and IT professionals from the original Development Triangle. This scalable model fuels growth by developing and retaining employees within the Technisource culture and by reducing the time required to achieve profitability and the risks associated with expansion.

     The Company has demonstrated the scalability of the Technisource Growth Model, having replicated over 50 Development Triangles. This has resulted in rapid internal growth, as revenues have increased at a five-year compound annual growth rate of 59%, from $10.3 million in 1993 to $105.7 million in 1998. The Company has grown from four branch offices in 1993 to 25 branch offices in 1998.

     The key elements of the Company's business strategy are the following: (i) rapidly deploy highly trained IT professionals; (ii) apply the Technisource Growth Model by replicating Development Triangles; (iii) establish long-term client relationships; (iv) provide a wide range of IT capabilities; (v) capitalize on local presence; and (vi) leverage established infrastructure. Technisource's substantial investment in a centralized infrastructure leaves the Company well positioned to continue its expansion. For example, the Company has expanded its proprietary TSRC Database to include over 100,000 potential IT professionals and their qualifications, which allows the Company to identify and quickly deploy IT professionals with the appropriate skill sets.

     Technisource believes that the breadth of its service offerings fosters long-term client relationships, affords cross-selling opportunities, reduces its dependence on any single technology and enables the Company to attract IT professionals with a variety of skill sets to service the needs of the Company's clients. For each of the years 1998, 1997 and 1996, existing clients from the previous year generated at least 80% of the Company's revenues. In 1998, the Company provided IT services to over 300 clients in the United States, including more than 600 divisions or business units, in a diverse range of industries. Clients include AlliedSignal, AT&T, Caterpillar, Eli Lilly, General Electric, General Motors, Honeywell, Lockheed Martin, Lucent Technologies, Motorola, Rockwell and UPS. The Company's strategy is to leverage the Technisource Growth Model to generate same-office growth and expansion of branch-office locations, and to selectively take advantage of acquisition opportunities.

     The Company's growth strategy includes the following elements: (i) expand geographic presence through opening new branch offices; (ii) broaden service lines and IT capabilities; (iii) leverage existing client base; and (iv) pursue strategic acquisitions or partnerships.

INDUSTRY OVERVIEW

     Increased competition, deregulation, globalization and technological advances are forcing business organizations to increasingly rely on IT solutions to resolve business issues and increase productivity. The ability of an organization to integrate, deploy and manage new information technologies has become critical to its long-term viability and competitiveness. The migration of technology throughout the business enterprise has created a wide range of opportunities, including improved service and product capabilities. These capabilities are being deployed throughout a variety of complicated networking protocols, operating systems, databases, devices and architectures. Organizations are increasingly outsourcing technology services functions throughout the business enterprise in order to: (i) keep pace with rapidly changing technologies; (ii) efficiently match employee skills and utilization levels with current needs; and (iii) address the growing shortage of IT professionals.

     KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES. Growth in the IT services industry has been fueled by the clients' need to remain competitive through the use of emerging technology capabilities, including open and distributed computing, client/server architectures, Internet/intranet, relational databases and object-oriented programming. The pace of change in technology capabilities quickly renders existing IT infrastructure obsolete and makes it more difficult for organizations to maintain the requisite internal expertise needed to evaluate, develop and integrate new technologies.

     MATCH EMPLOYEE SKILLS AND UTILIZATION LEVELS WITH CURRENT NEEDS. Organizations are outsourcing technical functions to keep pace with changes in technology and better match available skills with project requirements. In today's rapidly changing environment, technical professionals are often needed on a project by project basis. Organizations often lack the quantity or variety of IT skills necessary to efficiently match project requirements with the availability of qualified internal employees. The outsourcing of technical skills in a controlled environment creates higher utilization rates and a more efficient deployment of technical skills. Outsourcing IT services functions has also reduced an organization's exposure to uncertain expenses, including the costs of recruiting, hiring, terminating and under-utilizing permanent employees.

     ADDRESS THE SHORTAGE OF IT PROFESSIONALS. As business organizations continue to move from centralized mainframe architectures to distributed client/server technologies, the Company believes that there will continue to be a demand for IT professionals. In addition, the shortage of skilled IT professionals and the complexity of IT solutions have forced organizations to rely on outside specialists to help them execute IT strategies. Business organizations often lack recruiting and employee management networks capable of attracting and deploying, on short notice, large numbers of qualified IT professionals. Further, these organizations often lack the infrastructure necessary to provide training to IT professionals in emerging technology skills. Third-party IT services providers have been able to attract, develop, motivate and retain qualified IT professionals by offering a variety of benefits, including the opportunity to train and work with emerging technologies in multiple industries, flexible work and travel schedules, and accelerating cash and stock compensation.

     According to industry sources, the worldwide market for IT services was estimated at $280 billion in 1997 with a projected market of $400 billion for 2001. The Company believes the IT services industry is highly fragmented and will experience consolidation as smaller IT services firms are unable to meet the wide-ranging service needs of, or provide nationwide services to, large national or international clients, and are unable to achieve economies of scale in recruiting, training and managing IT professionals. The Company believes that these trends will provide opportunities for certain industry participants to expand their operations by acquiring smaller IT consulting firms.

BUSINESS STRATEGY

     The key elements of the Company's business strategy are the following:

     RAPIDLY DEPLOY HIGHLY TRAINED IT PROFESSIONALS. Technisource's growth has been fueled by its ability to recruit and deploy, on short notice, experienced IT professionals to meet client needs on a national basis. The Company's proprietary TSRC Database of over 100,000 potential IT professionals and their qualifications allows the Company to identify and quickly deploy IT professionals with the appropriate skill sets to meet client needs. In order to maximize its ability to capitalize on industry growth, the Company has developed and maintained an aggressive consultant recruiting strategy, with a full complement of recruiting professionals to support each of the Company's offices. Also, the Company has made substantial investments in computer-based training systems that enable its IT professionals to learn new skills in response to changing industry requirements. This helps ensure the high quality of the Company's IT professionals and helps them to achieve their career objectives.

     APPLY THE TECHNISOURCE GROWTH MODEL BY REPLICATING DEVELOPMENT TRIANGLES. Over the last ten years, the Company has developed and refined the Technisource Growth Model. This model is focused on facilitating rapid internal growth through the replication of Development Triangles. Each Development Triangle is typically comprised of one account manager, two trained recruiting professionals and a group of IT professionals, who are assigned to projects managed by the account managers. As each Development Triangle reaches a budgeted profitability level, a high-performing recruiting professional from the Development Triangle is promoted to account manager and a new Development Triangle is created. Each new

Development Triangle is seeded with a portion of the revenue-generating projects and IT professionals from the original Development Triangle. Account managers involved in the creation of several Development Triangles may be further promoted to regional manager. The Company's TSRC Database maximizes employee utilization and the expansion of skill sets by managing the migration of IT professionals between projects and Development Triangles. The Company has replicated over 50 Development Triangles, which currently include over 1100 IT professionals. The Company has demonstrated the scalability of the Technisource Growth Model as revenues have increased at a five-year compound annual growth rate of 59%, from $10.3 million in 1993 to $105.7 million in 1998.

     ESTABLISH LONG-TERM CLIENT RELATIONSHIPS. The Company's goal is to continue to establish long-term client relationships that enable the Company to cross-sell its capabilities within and expand the Company's business throughout a client organization. The Company's account managers are trained to understand the full breadth of the Company's capabilities and their clients' business needs. By developing long-term client relationships, account managers are better able to identify client needs and cross-sell the Company's services, generating recurring revenue streams. For each of the years 1998, 1997, and 1996, existing clients from the previous year generated at least 80% of the Company's revenues. An example of the Company's success in building long-term client relationships is its relationship with Motorola, which was serviced by one account manager and generated revenues of approximately $340,000 from three client locations in 1993, and grew, through the Technisource Growth Model, to six account managers, revenues of approximately $14.0 million and eight client locations in 1997.

     PROVIDE A WIDE RANGE OF IT CAPABILITIES. The Company's goal is to provide services to various departments within its client's organization, including research and product development departments. The Company can provide its clients with a wide range of IT applications, solutions and services, including database development, documentation and training, ERP package implementation, help desk/desktop support, Internet/intranet development, mainframe development, network engineering, realtime development, systems administration and testing and quality assurance. These services can be provided in a wide variety of computing environments, and use leading technologies, including client/server architectures, object-oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies. In addition, the Company has developed proprietary methodologies and tools to improve productivity and enhance the value of the Company's services. The Company's strategy of providing a wide range of IT capabilities enhances the Company's ability to establish long-term client relationships and provides the Company with the opportunity to cross-sell multiple services.

     CAPITALIZE ON LOCAL PRESENCE. Technisource has a geographically diverse network of 25 branch offices in the United States and Canada, established and grown by replicating Development Triangles. The Company's branch office network demonstrates the Company's commitment to each local market, enables the Company to generate additional client projects, and enhances the Company's ability to attract experienced, locally based IT professionals. This branch network increases efficiencies to clients by enhancing the Company's responsiveness and minimizing travel expense.

     LEVERAGE ESTABLISHED INFRASTRUCTURE. In order to facilitate the Technisource Growth Model, the Company has made significant capital investments in its infrastructure, including a centralized client server accounting system, and centralized, state-of-the-art billing, collections, and payroll systems. The Company also has a centralized training program in Ft. Lauderdale, Florida for newly hired recruiting professionals, centralized Computer Based Training systems training capabilities through the Company's intranet site, and the proprietary TSRC Database that matches the Company's client requirements with the skill sets of the Company's IT professionals. This infrastructure has the capacity to support significant growth with only modest additional capital expenditures and additions to administrative personnel.

GROWTH STRATEGY

     The Company's strategy is to grow its business by using the Technisource Growth Model to generate same-office growth and expansion of branch office locations, and to selectively take advantage of acquisition opportunities. The Company has demonstrated the scalability of the Technisource Growth Model as revenues have increased at a five-year internal compound annual growth rate of 59%, from $10.3 million in 1993 to $105.7 million in 1998. The Company's growth strategy includes the following elements:

     EXPAND GEOGRAPHIC PRESENCE BY REPLICATING DEVELOPMENT TRIANGLES. Technisource has successfully expanded geographically by servicing new and existing clients in strategic locations. The Company intends to continue to expand its geographic presence by opening additional branch offices in selected locations. The Company utilizes the Technisource Growth Model to establish new branch offices by replicating Development Triangles in new locations. The Company believes the Technisource Growth Model reduces the time required to achieve profitability, as well as the risks associated with opening new offices, by replicating Development Triangles. The Company has grown from four branch offices in 1993 to 25 branch offices in 1998. The Company's substantial investment in a centralized infrastructure leaves the Company well positioned to continue the expansion of its branch office locations. In connection with each new branch office, the Company's Office Development Team acquires office space, outfits the new office with appropriate hardware, integrates back-office operations with the Company's centralized systems, and enables the new office to access the Company's TSRC Database.

     BROADEN SERVICE LINES AND IT CAPABILITIES. Technisource believes that it can increase its revenues from existing clients and attract new clients by expanding its base of IT professionals to include additional professionals with an increasingly broad range of skill sets. The Company has expanded its service lines and capabilities over the last ten years to utilize IT professionals with skill sets, including database development, documentation and training, ERP package implementation, help desk/desktop support, Internet/intranet development, mainframe development, network engineering, realtime development ,systems administration and testing and quality assurance. The Company provides its IT professionals with substantial computer-based training resources in order to allow them to respond to market needs by retooling their skills. The Company plans to continue to selectively expand the services it offers its clients in order to meet its client's evolving technological needs.

     LEVERAGE EXISTING CLIENT BASE. The Company intends to continue its internal growth by expanding the amount of work it performs for existing clients. By replicating the Development Triangles servicing existing clients, the Company can service additional divisions and business units of existing clients and the Company's account managers can better cross-sell the Company's wide range of capabilities. During 1998, the Company provided services to over 300 clients in the United States, including more than 600 divisions or business units. The Company believes that its long-term client relationships and its ability to address its client's needs throughout the lifecycle of their IT systems provides the Company with substantial growth opportunities. For each of the years 1998, 1997, and 1996, existing clients from the previous year generated at least 80% of the Company's revenues.

     PURSUE STRATEGIC ACQUISITIONS OR PARTNERSHIPS. The Company intends to selectively pursue strategic acquisitions that will provide well-trained, high-quality professionals, new service offerings, additional industry expertise, a broader client base and an expanded geographic presence, both domestically and internationally. The Company believes that acquisition opportunities exist due to the highly fragmented nature of the IT services industry. The Company currently has no agreements, understandings or commitments with respect to any potential acquisitions.

REPRESENTATIVE SERVICES AND SKILLS

     Technisource offers its clients a comprehensive range of IT services required to successfully design, develop and implement IT solutions. The following is a summary of representative technology skill sets provided by the
Company:

CATEGORY                                  DESCRIPTION OF SERVICES AND SKILLS
--------                                  ----------------------------------

DATABASE DEVELOPMENT                      Database developers use products and
                                          toolsets including SQL, Oracle,
                                          Sybase, Informix and Access. These
                                          professionals provide data modeling,
                                          define relational database structures,
                                          resolve scalability issues, perform
                                          physical/logical database design, and
                                          design graphical user interfaces.

DOCUMENTATION AND TRAINING                Professionals in this area document
                                          technical systems, develop user
                                          manuals and train users on how to
                                          operate their technical systems.
                                          Assignments in this area include
                                          employee productivity improvement,
                                          knowledge transfer support and
                                          document management.

ENTERPRISE RESOURCE PLANNING              These professionals work with ERP
                                          packages from SAP, Peoplesoft, BAAN,
                                          Oracle and J.D. Edwards. Assignments
                                          in this area include redesigning the
                                          chart of accounts; identifying,
                                          documenting and assessing current
                                          business processes; and converting
                                          from a mainframe environment to an ERP
                                          environment.

HELP DESK/DESKTOP SUPPORT                 These professionals typically support
                                          users of a device, software package or
                                          operating system. The typical
                                          assignment is to provide support for a
                                          large business with a multi-platform
                                          environment. Specific tasks include
                                          providing phone support, on-site
                                          support and troubleshooting.

INTERNET/INTRANET DEVELOPMENT             These professionals are proficient in
                                          CGI, Perl, IIS, Cold Fusion,
                                          JavaScript ++ and HTML. Typical
                                          services involve designing and
                                          developing a web interface, as well as
                                          connectivity to a database server that
                                          will allow a user to add to or query
                                          existing data.

MAINFRAME DEVELOPMENT                     These professionals typically perform
                                          work utilizing MVS, COBOL, JCL, DB2
                                          and IMS. Services include analyzing
                                          change requests, identifying
                                          requirements for fixes and
                                          enhancements, developing project plans
                                          for known maintenance activities,
                                          installing upgrades and enhancements
                                          and making program code changes to
                                          existing on-line and batch programs.

NETWORK ENGINEERING                       Professionals providing these services
                                          are proficient with gateways, routers,
                                          hubs, bridges, Ethernet, Token Ring,
                                          SNA, FDDI, SONET, T1, DS3, Frame
                                          Relay, multi-point and TCP/IP. The
                                          services provided involve network
                                          analysis, daily network management,
                                          network utilization trend analysis,
                                          integration of software to perform
                                          network/systems management,
                                          utilization of core processes and
                                          process design techniques, capacity
                                          and performance management and network
                                          tuning.

REALTIME DEVELOPMENT                      Professionals in this area are
                                          proficient in ADA, assembly language,
                                          microprocessor experience and
                                          debuggers. Assignments typically
                                          involve working with a large team of
                                          engineers developing a subsystem for
                                          an aircraft or a communications
                                          device. These assignments generally
                                          involve significant documentation,
                                          testing and quality assurance
                                          requirements.

SYSTEMS ADMINISTRATION                    Professionals performing services in
                                          this capacity generally specialize in
                                          a particular operating platform,
                                          including Sun/UNIX, Windows NT, Lotus
                                          Notes or HP-UX. The tasks performed
                                          range from establishing user accounts,
                                          installing software and hardware
                                          upgrades, monitoring system
                                          performance and performing systems
                                          programming and resource utilization
                                          studies.

TESTING & QUALITY ASSURANCE               These professionals participate in
                                          clients' quality assurance efforts.
                                          Services performed include interfacing
                                          with clients to develop systems' test
                                          requirements; interpreting,
                                          determining and refining test
                                          specifications; writing test plans;
                                          overseeing systems tests;
                                          troubleshooting; establishing test
                                          tools; and writing test reports

CLIENTS

     During 1998, the Company provided services to over 300 clients in the United States, including more than 600 divisions or business units. More than 50% of the Company's revenues during 1998 were generated from Fortune 500 companies. The Company seeks to maximize its client retention rate and secure follow-on engagements by being responsive to clients and providing high quality services. For each of the years 1998, 1997, and 1996, existing clients from the previous year generated at least 80% of the Company's revenues. During 1998, the Company's two most significant clients, Motorola and Rockwell, accounted for approximately 17.4% and 13.6% of the Company's revenues, respectively. The IT services provided to Motorola were divided among a number of divisions and subsidiaries in eight client locations.

SALES

     New business engagements are generated by account managers, who manage the Development Triangles. Upon being promoted from a recruiting professional to an account manager in connection with the replication of a Development Triangle, the account manager is seeded with a portion of the current revenue-generating projects and a group of IT professionals from the original Development Triangle. The Technisource Growth Model is designed to provide incentives to account managers to generate new client engagements and further replicate

Development Triangles. The Company's execution of the Technisource Growth Model enabled the Company to generate 89 new clients in 1997 and 161 new clients in 1998. In 1998, the Company serviced over 300 clients, including more than 636 divisions or business units.

     Each account manager is responsible for managing client relationships, ensuring that the Development Triangle is performing as expected, and identifying new business opportunities. The Company has a national sales director and three regional managers, who are responsible for the performance of four-to-ten Development Triangles within one or more of the Company's geographic locations. The Company's regional managers and account managers are compensated through a highly incentive-based compensation system that includes a combination of base salary, commissions and bonuses.

     The Company intends to compensate all of its regional managers and account managers with stock options in order to further align their interests with the Company's shareholders and to increase the performance-based portion of their compensation packages. The Company believes that its performance-based compensation structure provides incentives to its employees and allows the Company to retain high-performing employees by compensating them at competitive levels.

HUMAN RESOURCES AND RECRUITING

     The Technisource Growth Model is designed to expand the skills and develop the careers of the Company's employees and IT professionals, while providing substantial incentives to further the Company's growth. The Company provides its IT professionals with substantial computer-based training resources in order to allow its IT professionals to respond to market needs by retooling their skills. This has resulted in the Company maintaining a highly skilled pool of career-oriented IT professionals. The Company also develops the careers of its recruiting professionals and account managers by promoting high-performing recruiting professionals to account managers with responsibility for a Development Triangle, and by promoting high-performing account managers to regional managers, with responsibility for several Development Triangles in multiple geographic locations.

     The Company's future growth depends in large part on its ability to attract, develop, motivate and retain highly skilled IT professionals. The Company's strategy for attracting career-oriented IT professionals includes providing computer-based training; allocation of assignments in accordance with employee skills and career objectives; and an optional comprehensive benefits package including a Company-matched 401(k) plan, health and dental insurance, a flexible spending account and tuition reimbursement. The Company also uses employee stock options as an important part of its recruitment and retention strategy. See "Management--Employee Benefit Plans."

     On December 31, 1998, the Company had 122 full-time recruiting professionals dedicated to hiring IT professionals and new recruiting professionals. The Company actively recruits IT professionals and recruiting professionals by advertising in leading national and local newspapers and trade magazines, through employee recruitment and skill-matching capabilities on the Company's web site, and by participating in career fairs. In addition, the Company provides incentives for its employees and IT professionals to refer candidates for new positions.

     Each new recruiting professional hired by the Company is trained during a two-week training course held at the Company's training center located in Ft. Lauderdale, Florida. The training course teaches the recruiting professionals the Company's culture and operating procedures, proprietary tools and techniques, and technical skills.

     As part of its retention efforts, the Company has formulated a strategy for minimizing turnover that emphasizes human resource management, competitive salaries, comprehensive benefits and employee stock options. The Company's IT professionals typically have bachelors or masters degrees in Computer Science or other technical disciplines. As of December 31, 1998, the Company had 1,380 employees, including 971 IT professionals, 54 sales and marketing personnel, 122 recruiting professionals and 99 general and administrative personnel. As of December 31, 1998, the Company also had 134 independent contractors working on client engagements. The Company's employees are not represented by a union or covered by a collective bargaining agreement and the Company believes that the relationship between the Company and its employees is good.

COMPETITION

     The IT services industry is highly competitive. The Company competes for clients, qualified IT professionals, account managers and recruiting professionals with a variety of companies, including general IT services firms, temporary staffing and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies, systems consulting and implementation firms, programming companies and niche providers of IT services. Several traditional staffing companies, which have historically emphasized the placement of clerical and other less highly skilled personnel on short-term assignments, have begun to provide IT services competitive with those provided by the Company. The Company also competes for technical IT professionals within the internal IT departments of its clients and potential clients. In addition, as part of the Company's growth strategy, the Company may also compete with other IT staffing and services companies for suitable acquisition candidates.

     Several of the Company's competitors are substantially larger than the Company and have greater financial and other resources. Many of these competitors have also been in business much longer than the Company and have significantly greater name recognition. Because the Company's competitors maybe able to meet a broader range of a client's IT staffing and services needs and serve a broader geographic range than the Company, they may be better able to compete for national client accounts.

     The Company believes that the primary competitive factors in obtaining and retaining clients are its ability to provide comprehensive IT solutions for all aspects of a client's IT needs, its understanding of the specific requirements of a project and its ability to rapidly deploy carefully screened, highly trained IT professionals at competitive prices. The primary competitive factors in attracting and retaining qualified candidates for IT consultant positions are the Company's ability to offer competitive wages and provide a consistent flow of high-quality and varied assignments.

     The Company's executive offices are located at 1901 West Cypress Creek Road, Suite 202, Ft. Lauderdale, Florida 33309, and its telephone number is
(954) 493-8601.

ITEM 2.  PROPERTIES

     The Company's executive offices are located in Fort Lauderdale, Florida, where the Company leases approximately 16,000 square feet of office space. The Company's other current offices are located in Huntsville, Alabama; Tempe, Arizona; Santa Ana and San Diego, California; Toronto, Canada; Fort Lauderdale, Jacksonville, Orlando and Tampa, Florida; Atlanta, Georgia; Chicago, Palatine, Peoria and Willowbrook, Illinois; Carmel, Indiana; Cedar Rapids and Des Moines, Iowa; Overland Park, Kansas; Hazlet, New Jersey; Charlotte and Raleigh, North Carolina; Wilkes-Barre, Pennsylvania; Dallas and San Antonio, Texas. The Company believes that its facilities are adequate for its current needs and that additional facilities can be leased to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company or its properties or to which the Company is a party.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Technisource's common stock commenced trading on June 25, 1998 on the NASDAQ National Market under the symbol "TSRC". The following table sets forth the high and low sales prices of Technisource's common stock for the periods indicated:

FISCAL YEAR ENDED DECEMBER 31, 1998                                                      HIGH               LOW
-----------------------------------                                                   ----------       ------------
   Second Quarter (commencing June 25, 1998)............................                 $12.125            $10.000
   Third Quarter........................................................                  15.750              7.750
   Fourth Quarter.......................................................                  10.125              5.750

     On March 1, 1999, there were 13 holders of record of the Company's common stock. As of that date, the Company believes there were approximately 1,073 beneficial owners of the Company's common stock. The Company has never declared or paid dividends on TSRC common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table contains certain selected consolidated financial data and is derived from the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The Consolidated Balance Sheets and the Consolidated Statement of Income at December 31, 1998, 1997, 1996, 1995 has been derived from audited Consolidated Financial Statements of Technisource, Inc. The selected financial data for the year ended December 31, 1994 is derived from the unaudited financial statements of Technisource, Inc. which, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Technisource's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                                                  YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------------------
   STATEMENTS OF OPERATIONS:                         1998       1997(2)        1996(2)         1995(2)      1994(2)
                                                -----------    ----------    -----------     -----------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenue....................................  $   105,677    $   67,327    $    40,360     $    29,130   $   15,572
   Cost of revenue............................       78,912        50,775         30,624          21,879       12,050
                                                -----------    ----------    -----------     -----------   ----------
   Gross profit...............................       26,765        16,552          9,736           7,251        3,522
   Selling, general and administrative
     expenses.................................       19,538        12,222          6,659           4,778        2,536
                                                -----------    ----------    -----------     -----------   ----------
   Operating income...........................        7,227         4,330          3,077           2,473          986
   Interest and other income..................          479            27              8              23            9
   Interest expense...........................          125           160            105              60           20
                                                -----------    ----------    -----------     -----------   ----------
   Income before income taxes.................        7,581         4,197          2,980           2,436          975
   Income taxes...............................        1,748           183            231              22          ---
   Net income.................................  $     5,833    $    4,014    $     2,749     $     2,414   $      975
                                                ===========    ==========    ===========     ===========   ==========
   Income before taxes........................        7,581         4,197          2,980           2,436          975
   Unaudited:
     Pro forma provision for incremental
     income taxes(1)..........................        3,040         1,683          1,082             952          375
                                                -----------    ----------    -----------     -----------   ----------
     Pro forma net income.....................  $     4,541    $    2,514    $     1,898     $     1,484   $      600
                                                ===========    ==========    ===========     ===========   ==========
     Pro forma net income per share-            $       .51    $      .35    $       .26     $       .21   $      .08
     basic....................................
                                                ===========    ==========    ===========     ===========   ==========
     Pro forma net income per share-            $       .51    $      .30    $       .23     $       .18   $      .07
     diluted..................................
                                                ===========    ==========    ===========     ===========   ==========
     Weighted average common and common
     equivalent shares                                8,845         7,200          7,200           7,200        7,200
     outstanding-basic........................
     Weighted average common and common
     equivalent shares
     outstanding-diluted......................        8,990         8,354          8,354           8,354        8,354

                                                                          DECEMBER 31,
                                                --------------------------------------------------------------------
                                                  1998           1997          1996            1995          1994
                                                ----------     ---------     ----------     ----------     ---------
BALANCE SHEET:
   Cash and cash equivalents.................   $    17,545    $      470    $       174     $         6   $       58
   Working capital...........................        30,790         5,964          3,191           3,390        1,836
   Total assets..............................        36,830        10,638          7,949           4,455        3,278
   Total debt................................            --            10             10              10        1,021
   Total shareholders' equity................        33,455         7,230          3,914           3,681        1,917

--------------------
(1) The pro forma statement of operations information has been computed for the pro forma period by adjusting the Company's net income, as reported for such period, to record incremental income taxes which would have been recorded had the Company been a C corporation during such period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes to Financial Statements.
(2) The weighted average shares outstanding-diluted includes: (i) the pro forma effect of the of 849,644 shares of Common Stock offered hereby needed to generate net proceeds sufficient to pay the estimated million S corporation distribution; and (ii) the dilutive effect of common stock equivalents using the treasury stock method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Technisource is a national provider of IT services through 25 offices in the United States and Canada, utilizing over 1100 highly trained IT professionals. The Company has achieved a compound annual revenue growth rate of 59% over the past five years. This growth rate has been generated internally, without the benefit of acquisitions. This Management's Discussion and Analysis discusses the Company's operations for the years ended December 31, 1998, 1997, and 1996. On June 25, 1998, Technisource completed an Initial Public Offering ("IPO") of 3.1 million shares with net proceeds to the Company of $30.7 million.

     The Company's revenues grew to $105.7 million in 1998 from $29.1 million in 1995. The Company's revenue growth is driven primarily by increases in the number of IT professionals placed with existing and new clients. The number of IT professionals utilized by the Company grew to 1,105 as of December 31, 1998 from 320 as of December 31, 1995. For each of 1998, 1997, and 1996, clients from the previous year generated at least 80% of the Company's revenues. Revenues are generated substantially from fees for the provision of IT staffing services, most of which are billed at contracted hourly rates. Clients are typically billed and IT professionals are paid on a weekly basis. Revenues are recognized as services are performed.

     The Company's most significant cost is its personnel expense, which consists primarily of salaries, fees and benefits of the IT professionals. To date, the Company has generally been able to maintain its gross profit margin by offsetting increases in consultant salaries and fees with increases in the hourly billing rates charged to clients. However, there can be no assurance that the Company will continue to be able to offset increases in the cost of revenues by increasing the amounts billed to its clients. The Company attempts to control overhead and indirect expenses, which are not passed through to its clients, by controlling the rate of its branch office expansion and by maintaining centralized operations and back-office infrastructure.

     Over the last ten years, the Company has developed and refined the Technisource Growth Model. This model is focused on facilitating rapid internal growth through the replication of Development Triangles. The Company has grown to 54 Development Triangles as of December 31, 1998 from nine Development Triangles as of December 31, 1995. The Company invested in the creation of over 20 Development Triangles in 1998. Although the Company's operating margins may be adversely affected during periods following relatively large increases in the number of the Company's Development Triangles, the Company leverages its initial investment in infrastructure as Development Triangles mature and the Company's sales and recruiting personnel achieve greater levels of productivity.

     The Company anticipates that each new branch office will require an investment of approximately $100,000 to $150,000 in order to begin operations and fund operating losses for an initial ten- to twelve-month period of operations. This length of time is the amount management believes should generally be required for a new office to achieve profitability. The Company expenses the costs of opening a new office as such expenses are incurred. The Company anticipates continuing to leverage its current network of 25 branch offices, as the start-up costs have already been expensed and additional start-up branch office costs will constitute a smaller percentage of revenues as the Company continues to increase its revenue base. There can be no assurance that new Development Triangles or branch offices will be profitable within projected time frames, or at all.

     Following termination of its S Corporation status, the Company was subject to corporate income taxation on an accrual basis under Subchapter C of the Internal Revenue Code. In connection with the termination of its S Corporation status, the Company recorded a net deferred tax asset and a corresponding net income tax benefit of $377,333.


RESULTS OF OPERATIONS

     The following table shows the percentage of revenues and the percentage change from the prior period for the periods indicated:

                                                                                                    PERCENTAGE
                                                                                                  INCREASE FROM
                                                       YEARS ENDED DECEMBER 31,                     PRIOR YEAR
                                               -----------------------------------------     -------------------------
                                                  1998           1997           1996            1998          1997
                                               -----------    -----------    -----------     -----------    ----------
Revenues...............................           100.0%         100.0%         100.0%           57.0          66.8
Cost of revenues.......................            74.7           75.4           75.9            55.4          65.8
                                               -----------    -----------    -----------     -----------    ----------
Gross profit...........................            25.3           24.6           24.1            61.7          70.0
Selling, general and administrative
    Expenses...........................            18.5           18.2           16.5            59.9          83.5
                                               -----------    -----------    -----------     -----------    ----------
Operating income.......................             6.8            6.4            7.6            66.9          40.7
Interest and other income..............             0.5          ---            ---             ---           ---
Interest expense.......................            (0.1)          (0.2)          (0.2)            *             *
                                               -----------    -----------    -----------     -----------    ----------
Income before income taxes.............             7.2            6.2            7.4            80.6          40.8
Income taxes...........................             1.7            0.3            0.6             *            20.7
                                               -----------    -----------    -----------     -----------    ----------
Net income.............................             5.5%           5.9%           6.8%           55.6          46.0
Pro forma provision for incremental
    Income taxes.......................             1.2            2.2            2.1            13.9          78.1
                                               -----------    -----------    -----------     -----------    ----------
Pro forma net income...................             4.3%           3.7%           4.7%           80.6          32.5
                                               ===========    ===========    ===========     ===========    ==========

YEARS ENDED DECEMBER 31, 1998 AND 1997

     REVENUES. The Company's revenues increased 57% to $105.7 million in 1998 from $67.3 million in 1997. The Company's revenues in 1998 were generated primarily by the Company's IT services business, although a small portion of these revenues were attributable to sales of computer hardware. The Company anticipates that revenues generated from sales of computer hardware products will constitute a significantly greater percentage of its revenues in the future. The growth in revenues in 1998 is primarily attributable to increased sales in existing offices, and, to a lesser extent, the addition of nine new branch offices in 1998. The nine offices were opened throughout the year in various parts of the United States and Canada. The total number of client divisions and business units billed increased to 636 during year ended December 31, 1998 from 393 during year ended December 31, 1997. The number of IT professionals working for the Company increased to 1,105 as of December 31, 1998 from 812 as of December 31, 1997.

     GROSS PROFIT. Gross profit consists of revenues less cost of revenues. The Company's cost of revenues consists primarily of salary, benefits and expenses for the Company's IT professionals and other direct costs associated with providing services to clients. Gross profit increased 61.7% to $26.8 million in 1998 from $16.6 million in 1997. As a percentage of revenues, gross profit increased to 25.3% in 1998 from 24.6% in 1997. This increase was attributable to the shift of business toward higher margin service offerings. Sales of computer hardware products generate much lower gross profits for the Company than revenues generated by the Company's IT services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of costs associated with the Company's direct selling and marketing efforts, human resources and recruiting departments, administration, training and facilities. Selling, general and administrative expenses increased 60% to $19.5 million for year ended December 31, 1998 from $12.2 million for year ended December 31, 1997. As a percentage of revenues, selling, general and administrative expenses increased to 19% in 1998 from 18% in 1997. This increase resulted from expenses incurred to build and enhance the infrastructure necessary to support the Company's continued revenue growth, including opening nine branch offices during fiscal year 1998, and the addition of 21 Development Triangles, which increased the number of sales and recruiting professionals during this period.

     NET INTEREST EXPENSE (INCOME). Net interest expense (income) was ($353,801) for the year ended December 31, 1998, as compared to 133,000 for the year ended December 31, 1997. This change is primarily due to reduced interest expense resulting from the repayment of outstanding debt during the second quarter of 1998 and interest earned from the investment on net proceeds from the company's public offering of common stock in 1998.

     INCOME TAXES. In 1997 and through June 24, 1998, the Company was an S Corporation for federal and certain state income tax purposes. The income statement for 1997 and 1998 includes a pro forma provision for income taxes at an assumed effective rate of 40%. Income taxes for 1998 include a one-time reduction in income tax expense of $377,333, which represents the cumulative effect of the Company converting from an S Corporation to a C Corporation effective June 25, 1998.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     REVENUES. The Company's revenues increased 66.8% to $67.3 million in 1997 from $40.4 million in 1996. This growth is primarily attributable to increased sales in existing offices and, to a lesser extent, the addition of seven new branch offices. Six of the seven additional offices were opened after June 1, 1997. The total number of client divisions and business units billed increased to 393 during the year ended December 31, 1997 from 292 during the year ended

December 31, 1996, and the number of IT professionals working for the Company increased to 812 as of December 31, 1997.from 476 as of December 31, 1996

     GROSS PROFIT. Gross profit increased 70.0% to $16.6 million in 1997 from $9.7 million in 1996. As a percentage of revenues, gross profit increased to 24.6% in 1997 from 24.1% in 1996. This increase was attributable to the Company's shift of its business toward higher margin service offerings.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 83.5% to $12.2 million in 1997 from $6.7 million in 1996. As a percentage of revenues, selling, general and administrative expenses increased to 18.2% in 1997 from 16.5% in 1996. This increase resulted from expenses incurred to build and enhance the infrastructure necessary to support the Company's anticipated revenue growth, including opening six branch offices after June 1, 1997, and more than doubling the number of Development Triangles and sales, administration, recruiting and training professionals during 1997.

     INCOME TAXES. In 1997 and 1996 the Company was an S Corporation for federal and certain state income tax purposes. The income statements for 1997 and 1996 include a pro forma provision for income taxes as if the Company was subject to federal and state income taxes at an assumed effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity for 1998 were cash flow from operations, available borrowings under its line of credit and proceeds from the IPO. The Company's cash flow from operating activities was $(613,295), $3,755,255 million and $968,533,for the years ended December 31, 1998, 1997 and 1996, respectively. Because the Company has elected to be treated as an S Corporation for tax purposes in 1997 and 1996 and through June 25, 1998, the Company's net cash provided by operations for these periods did not recognize federal income taxes and reflects only certain state income taxes.

     Cash and cash equivalents were $17.5 million at December 31, 1998 compared to $469,973 at December 31, 1997. The increase in cash during 1998 was a direct result of the Initial Public Offering on June 25, 1998.

     Until August 31, 1998, the Company maintained a revolving line of credit with Barnett Bank, N.A., which provided for maximum borrowings of up to $8.0 million. All outstanding borrowings under the line of credit facility were repaid from the proceeds of the IPO. On March 9, 1999, the Company established a new line of credit with NationsBank N.A. that provides for maximum borrowings of up to $25 million for working capital and acquisitions. Under the NationsBank line of credit, interest is payable monthly at LIBOR plus 1.4%. The line of credit expires April 30, 2002.

     Net cash provided by financing activities increased to approximately $19.5 million in fiscal year 1998 primarily due to the Company realizing net proceeds of approximately $31 million from its IPO. In connection with the termination of the Company's S Corporation status, the Company made distributions of its previously undistributed S Corporation earnings totaling $10.7 million.

     Inflation did not have a material impact on the Company's revenues or income from operations in fiscal years 1998, 1997 and 1996.

     The Company believes that the net proceeds from the sale of its Common Stock offered in the IPO, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its currently anticipated cash needs at least through the next twelve months. Any significant acquisitions, however, may require additional debt and equity financing.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and presentation of comprehensive income and its components. In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major clients. SFAS No. 130 and No. 131 deal with financial disclosures. The Company adopted both statements in 1998. The adoption of these statements did not result in a material impact on the Company.

YEAR 2000

     The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. In evaluating the Company's state of readiness the Company is considering the following key areas:
(i) the Company's principal staffing and financial systems; (ii) software used in the Company's internal computer network; (iii) third party vendors; (iv) customers; and (v) telecommunications and other support systems. The Company is addressing each of these areas in three separate phases. The first phase identifies all systems in each area that may contain potential Year 2000 issues. The second phase involves an investigation into whether a Year 2000 issue actually exists for each system identified. The third phase involves actual resolution of the issue and/or the development of a contingency plan.

     The Company has completed an evaluation of its principal staffing and financial systems. These systems are licensed from and maintained by third-party software development companies, which the Company believes are Year 2000-compliant. The Company has obtained representations from these companies that indicate that the systems are Year 2000-compliant. In addition to those representations, the Company will conduct its own tests as considered necessary, of these critical systems to ensure that they are Year 2000-compliant. The initial testing of these systems should be completed by March 31, 1999. In addition, the Company's financial system, which management believes is, and the software vendor has represented as being, Year 2000-compliant. The Company does not anticipate any significant disruptions of its business resulting from its principal staffing and financial systems.

     The Company has completed the first phase of an evaluation of the mission critical software used on the Company's internal computer network. Substantially all software used on the Company's internal computer network is licensed from major software vendors that have represented that their products are compliant or will be compliant by January 1, 2000. The Company is currently in the second phase of the process, which involves investigating and documenting these facts for each software product supported by the Company. The Company does not anticipate any significant disruptions of the business resulting from such software.

     The Company is just beginning a review of its third-party vendors. The Company, however, believes that its exposure with respect to third party vendors is minimal. With the exception of basic utilities, any disruption to the Company's other vendors is not likely to significantly disrupt the Company's business. The Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. As part of the second phase, the Company will be contacting major telecommunications and utility companies to determine whether any significant interruptions of service are probable. Notwithstanding the Company's efforts in this area, there can be no assurance that the Company can develop a contingency plan that effectively deals with a major failure of public infrastructure.

     The Company has begun an evaluation of the potential risks associated with its customers' Year 2000 issues. The Company will attempt to evaluate whether a potential disruption of revenue could result from a Year 2000 problem in a customer's system. The first phase will involve polling of the Company's customers. The second phase will be planned based on the results of the initial evaluation. Although the Company has received some information from its customers regarding their Year 2000 compliance efforts, there can be no assurance that such customers will not experience disruption in their business which would result in material adverse effects to the Company.

     The Company does not believe that it will need to acquire any significant new software systems in response to Year 2000 issues. The Company has participated in Year 2000 remediation projects for some of its customers. Although the Company has no reason to believe that such work will result in litigation against the Company, it is possible that the Company could be materially adversely affected by litigation in connection with the Year 2000 remediation services provided by the Company.

     The Company has not yet determined the extent of contingency planning that may be required as this is dependant on completion of ongoing assessments of its non-IT systems and third-party risks. Based on the status of the assessments made and remediation work completed to date, total remediation costs, consisting primarily of capital costs to remediate and replace non-IT systems, is not expected to materially impact the Company's financial operations. All remediation costs will be funded through operating cash flows.

     The extent and magnitude of the Year 2000 problem as it will affect the Company, both before, and for some period after, January 1, 2000, is difficult to predict or quantify for a number of reasons. Among the most important are the lack of control over systems that are used by the third-parties who are critical to the Company's operation, the complexity of testing interconnected networks and applications that depend on third-party networks and the uncertainty surrounding how others will deal with the issues raised by Year 2000-related failures. Moreover, the estimated costs to implement the Year 2000 plan does not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Company's implementation of the Year 2000 Plan. As the Year 2000 project continues, additional Year 2000 problems may be discovered or the Company may find that the cost of these activities exceed current expectations. In many cases the Company must rely on assurances from suppliers that new and upgraded information systems as well as key services will be Year 2000 compliant. While the Company plans to validate supplier representations, it cannot be sure that its tests will be adequate, or that, if problems are identified, they will be addressed in a timely and satisfactory manner. Even if the Company, in a timely manner, completes all of its assessments, implements and tests all remediation plans it believes to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company. Furthermore, there may be certain mission critical third parties such as utilities, telecommunications companies, or vendors where alternative arrangements or sources are limited or unavailable.

     Although the Company is not currently aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of mission-critical third-party systems, there can be no assurance, due to the overall complexity of the Year 2000 issue, that the Company will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including costs or related litigation, if any. Such consequences could have a material adverse effect on the Company's business, financial condition or results of operations.


FORWARD-LOOKING INFORMATION:  CERTAIN CAUTIONARY STATEMENTS

     CERTAIN STATEMENTS CONTAINED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT THAT ARE NOT RELATED TO HISTORICAL RESULTS ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED IN THE FORWARD LOOKING STATEMENTS. FURTHER, CERTAIN FORWARD LOOKING STATEMENTS ARE BASED UPON ASSUMPTIONS OF FUTURE EVENTS, WHICH MAY NOT PROVE TO BE ACCURATE. SUBSEQUENT WRITTEN AND ORAL FORWARD LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR TO PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS SET FORTH BELOW AND ELSEWHERE IN THIS REPORT AND IN OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

RISKS RELATING TO RECRUITMENT AND RETENTION OF IT PROFESSIONALS

     The Company's business involves delivering IT services capabilities and is labor-intensive. The Company's success depends upon its ability to attract, develop, motivate and retain highly skilled IT professionals possessing the technical skills and experience necessary to meet client needs. Qualified IT professionals are in high demand worldwide and are likely to remain a limited resource for the foreseeable future. The shortage of IT professionals has in the past and is likely in the future to result in wage inflation. To the extent the Company is unable to make corresponding increases in its billing rates, the Company's results of operations could be materially adversely affected. Further, IT professionals typically provide services on an assignment-by-assignment basis and can terminate an assignment with the Company at any time. The Company's success will depend in part on its ability to attract professionals with skill sets that keep pace with continuing changes in industry standards and client preferences. The Company competes for such individuals with general IT services firms, temporary staffing and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies, systems consulting and implementation firms, programming companies and niche providers of IT services. Many of the IT professionals who work with the Company also work with the Company's competitors, and there can be no assurance that IT professionals currently working on projects for the Company will not choose to work for competitors on future assignments. There also can be no assurance that qualified IT professionals will continue to be available to the Company in sufficient numbers, or that the Company will be successful in retaining current or future professionals. Failure to attract or retain qualified IT professionals in sufficient numbers could have a material adverse effect on the Company's business, operating results and financial condition.

RISKS RELATING TO DEVELOPMENT OF NEW BRANCH OFFICE LOCATIONS

     The Company's growth is partially dependent on the internal development of new branch offices. This expansion is dependent on a number of factors, including the company's ability to: attract, hire, integrate and retain qualified revenue-generating employees; accurately assess the demand for the Company's IT services in a new market; initiate, develop and sustain corporate client relationships in each new regional market; and continue to replicate its Development Triangles to help provide an initial base of revenues for each new office. The addition of new branch offices typically results in increases in operating expenses primarily due to the hiring of additional employees. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before the Company's newly opened offices reach full productivity, resulting in initial losses. Newly opened offices generally operate at a loss for their first ten to twelve months of operation; however there can be no assurance that newly opened offices will become profitable within expected time frames, or at all. Also, there can be no assurance that the Company can profitably expand with new branch office locations or that new offices will meet the growth and profitability objectives of the Company. The Company's business, operating results and financial condition could be materially adversely affected if the Company fails to successfully implement its new branch office strategy.

CONCENTRATION OF REVENUES

     The Company derives a significant portion of its revenues from a limited number of clients. During 1998, 1997 and 1996 the Company's two most significant clients, Motorola and Rockwell, accounted for approximately 31%, 36% and 32% of the Company's revenue, respectively, and the Company's top ten clients accounted for approximately 52%, 53% and 58% of its revenues in each of such years. There can be no assurance that these clients will continue to engage the Company for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalty. Conditions affecting any of the Company's significant clients could cause such clients to reduce their usage of the Company's services for reasons unrelated to the Company's performance. The loss of any significant client or a decrease in the revenues generated from such a client could have a material adverse effect on the Company's business, operating results and financial condition.

ABILITY TO MANAGE GROWTH

     The Company has experienced rapid growth that has placed significant demands on the Company's managerial, administrative and operational resources. Revenues have grown from $10.3 million in 1993 to $105.7 million in 1998. The Company's continued growth depends on its ability to hire recruiting professionals and to hire or deploy additional IT professionals. Effective management of the Company's growth will require the Company to improve its operational, financial and other management processes and systems. The Company's failure to manage growth effectively could have material adverse effect on its business, operating results and financial condition.

VARIABILITY OF OPERATING RESULTS

     The Company's revenues and operating results are subject to significant variation quarter by quarter depending on the number of client projects commenced and completed, acceleration in the hiring of recruiting professionals and IT professionals, attrition and utilization rates, changes in the pricing of the Company's services and timing of branch and service line expansion activities, among other factors. The Company generally experiences lower operating results in the first quarter due in part to the timing of unemployment taxes, FICA tax accruals and delays in client contract renewals due to clients' budget processes. Further the Company generally experiences a certain amount of seasonality in the fourth quarter due to the number of holidays and the closing of client facilities during that quarter. Because a high percentage of the Company's expenses, in particular personnel and facilities costs, are relatively fixed, small variations in revenues may cause significant variations in operating results. Additionally, the Company periodically incurs cost increases due to the hiring of new employees and strategic investments in its infrastructure in anticipation of future opportunities for revenue growth. Substantially all of the Company's contracts to perform services may be cancelled or modified by the Company's clients at will or without penalty. Approximately 20% of the Company's professionals and salaried employees receive full compensation and benefits even if not engaged in billable work. As a result, cancellation or reduction of a contract may result in a loss of revenue without a corresponding reduction in cost of revenue. No assurances can be given that operating results will not fluctuate, which may have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

     The IT services industry is highly competitive and served by numerous national, regional and local firms, all of which are either existing or potential competitors, including general IT services firms, temporary and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies, systems consulting and implementation firms, programming companies and niche providers of IT services. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. The IT services industry is undergoing consolidation that may result in increasing pressure on profit margins. In addition, there are relatively few barriers to entry into the Company's market and the Company has faced and expects to continue to face, additional competition from new entrants into its markets. Moreover, certain clients enter into "preferred vendor" contracts to reduce the number of vendors with whom they do business and obtain better pricing in return for a potential increase in the volume of business to the preferred vendor. While these contracts may generate higher volumes, they may also result in lower margins. Also, the failure to be designated a preferred vendor may preclude the Company from providing services to existing or potential clients. Further, there is a risk that clients may elect to increase their internal IT resources to satisfy their needs. These factors may limit the Company's ability to increase prices commensurate with increases in employee compensation, which could adversely affect the Company's profit margins. There can be no assurance that the Company will compete successfully with existing or new competitors.

RISKS ASSOCIATED WITH YEAR 2000 PROJECTS

     The Company believes that many of its clients and potential clients will continue to devote substantial resources to Year 2000 projects. As a result, the Company's clients or potential clients may postpone other information systems projects pending completion of their Year 2000 projects. This could adversely affect the demand for the Company's services. In addition, the Company's competitors are offering Year 2000 services that give them an advantage in competing for new clients. Moreover, the Company expects that Year 2000 projects will peak prior to calendar year 2000 as companies address their Year 2000 needs. Thereafter, the availability of a substantial number of IT professionals formerly engaged in Year 2000 projects could have a material adverse effect on the Company, including reducing the demand for the Company's IT professionals, increasing competition for available client engagements and creating downward pressure on pricing for the Company's services.

DEPENDENCE ON KEY EMPLOYEES

     The success of the Company is highly dependent on the efforts and abilities of its key employees, including Joseph W. Collard, President and Chief Executive Officer, James F. Robertson, Executive Vice President and Chief Operating Officer, Paul Cozza, Vice President and Director of International Sales, and John A. Morton, Vice President and Chief Financial Officer. Although the Company has entered into employment agreements with these individuals, such agreements do not guarantee that these individuals will continue their employment with the Company or that non-compete covenants provided will be enforceable. The loss of the services of these or other key employees for any reason including, resignation to join a competitor or to form a competing company, and any resulting loss of existing or potential clients to any such competition could have a material adverse effect on the Company's business, operating results and financial condition.

LIABILITY RISKS

     The Company is exposed to liability with respect to actions taken by its IT professionals on assignment, such as damages caused by errors of IT professionals and misuse of client proprietary information. Although the Company maintains insurance coverage, due to the nature of the Company's engagements, and in particular the access by IT professionals to client information systems and confidential information, and the potential liability with respect thereto, there can be no assurance that such insurance coverage will continue to be available on reasonable terms or that it will be adequate to cover any such liability. Further, many of the Company's engagements involve projects that are critical to its clients' business or products, and the benefits provided by the Company may be difficult to quantify. The Company's failure or inability to meet a client's expectations in the execution of its services could result in a material adverse effect on the client's business or products and, therefore, could give rise to claims against the Company or damage the Company's reputation, which might adversely affect its business, operating results and financial condition. Moreover, the Company may be exposed to claims of discrimination and harassment and other similar claims as a result of inappropriate actions allegedly taken by or against its IT professionals.

RISKS RELATED TO POSSIBLE ACQUISITIONS

     The Company may expand its operations through the acquisition of additional businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, the inability to integrate the acquired business into the Company's operations, legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse on the Company's business, operating results and financial condition. To date, neither the Company nor any member of its senior management has significant experience completing or integrating acquisitions. Client dissatisfaction or performance problems within an acquired firm could have a material adverse impact on the reputation of the Company as a whole. There can be no assurance that acquired businesses, if any will achieve anticipated revenues and earnings. The failure of the Company to manage any possible acquisition successfully could have a material adverse affect on the Company's business, operating results and financial condition.

RAPID TECHNOLOGICAL CHANGES

     Rapid technological advances, frequent product introductions and enhancements, and changes in client requirements characterize the market for IT services. The Company's future success depends, in part, on its ability to provide IT professionals possessing the skills to service past, current and next generations products and technologies. These factors will require the Company to provide adequately trained personnel to address the increasing and evolving needs of its clients. Any failure by the Company to anticipate or respond rapidly to technological advances, new products and enhancements or changes in client requirements could have a material adverse effect on the Company's business, operating results and financial condition.

RELIANCE ON FIXED-PRICED PROJECTS

     The Company may bill certain projects on a fixed-price basis and other projects on a fee-capped basis. These billing methods entail greater risk to the Company than its standard billing on a time-and-material basis. The failure of the Company to complete projects billed other than on time-and-material basis within budget or below the fee-cap would expose the Company to the risks associated with cost overruns, which could have a material adverse effect on the Company's business, operating results and financial condition.

YEAR 2000

     The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. In evaluating the Company's state of readiness the Company is considering the following key areas:
(i) the Company's principal staffing and financial systems; (ii) software used in the Company's internal computer network; (iii) third party vendors; (iv) customers; and (v) telecommunications and other support systems. The Company is addressing each of these areas in three separate phases. The first phase identifies all systems in each area that may contain potential Year 2000 issues. The second phase involves an investigation into whether a Year 2000 issue actually exists for each system identified. The third phase involves actual resolution of the issue and/or the development of a contingency plan.

     The Company has completed an evaluation of its principal staffing and financial systems. These systems are licensed from and maintained by third-party software development companies, which the Company believes are Year 2000-compliant. The Company has obtained representations from these companies that indicate that the systems are Year 2000-compliant. In addition to those representations, the Company will conduct its own tests, as considered necessary, of these critical systems to ensure that they are Year 2000-compliant. The initial testing of these systems should be completed by March 31, 1999. In addition, the Company's financial system, which management believes is, and the software vendor has represented as being, Year 2000-compliant. The Company does not anticipate any significant disruptions of its business resulting from its principal staffing and financial systems.

     The Company has completed the first phase of an evaluation of the mission critical software used on the Company's internal computer network. Substantially all software used on the Company's internal computer network is licensed from major software vendors that have represented that their products are compliant or will be compliant by January 1, 2000. The Company is currently in the second phase of the process, which involves investigating and documenting these facts for each software product supported by the Company. The Company does not anticipate any significant disruptions of the business resulting from such software.

     The Company is just beginning a review of its third-party vendors. The Company, however, believes that its exposure with respect to third party vendors is minimal. With the exception of basic utilities, any disruption to the Company's other vendors is not likely to significantly disrupt the Company's business. The Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. As part of the second phase, the Company will be contacting major telecommunications and utility companies to determine whether any significant interruptions of service are probable. Notwithstanding the Company's efforts in this area, there can be no assurance that the Company can develop a contingency plan that effectively deals with a major failure of public infrastructure.

     The Company has begun an evaluation of the potential risks associated with its customers' Year 2000 issues. The Company will attempt to evaluate whether a potential disruption of revenue could result from a Year 2000 problem in a customer's system. The first phase will involve polling of the Company's customers. The second phase will be planned based on the results of the initial evaluation. Although the Company has received some information from its customers regarding their Year 2000 compliance efforts, there can be no assurance that such customers will not experience disruption in their business which would result in material adverse effects to the Company.

     The Company does not believe that it will need to acquire any significant new software systems in response to Year 2000 issues. The Company has participated in Year 2000 remediation projects for some of its customers. Although the Company has no reason to believe that such work will result in litigation against the Company, it is possible that the Company could be materially adversely affected by litigation in connection with the Year 2000 remediation services provided by the Company.

     The Company has not yet determined the extent of contingency planning that may be required as this is dependant on completion of ongoing assessments of its non-IT systems and third-party risks. Based on the status of the assessments made and remediation work completed to date, total remediation costs, consisting primarily of capital costs to remediate and replace non-IT systems, is not expected to materially impact the Company's financial operations. All remediation costs will be funded through operating cash flows.

     The extent and magnitude of the Year 2000 problem as it will affect the Company, both before, and for some period after, January 1, 2000, is difficult to predict or quantify for a number of reasons. Among the most important are the lack of control over systems that are used by the third-parties who are critical to the Company's operation, the complexity of testing interconnected networks and applications that depend on third-party networks and the uncertainty surrounding how others will deal with the issues raised by Year 2000-related failures. Moreover, the estimated costs to implement the Year 2000 plan does not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Company's implementation of the Year 2000 Plan. As the Year 2000 project continues, additional Year 2000 problems may be discovered or the Company may find that the cost of these activities exceed current expectations. In many cases the Company must rely on assurances from suppliers that new and upgraded information systems as well as key services will be Year 2000 compliant. While the Company plans to validate supplier representations, it cannot be sure that its tests will be adequate, or that, if problems are identified, they will be addressed in a timely and satisfactory manner. Even if the Company, in a timely manner, completes all of its assessments, implements and tests all remediation plans it believes to be adequate, and develops contingency plans it believes to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company. Furthermore, there may be certain mission critical third parties such as utilities, telecommunications companies, or vendors where alternative arrangements or sources are limited or unavailable.

     Although the Company is not currently aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of mission-critical third-party systems, there can be no assurance, due to the overall complexity of the Year 2000 issue, that the Company will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including costs or related litigation, if any. Such consequences could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company owns no derivative financial instruments or derivative commodity instruments. The Company does not derive a significant amount of revenues from international operations and does not believe that it is exposed to material risks related to foreign currency exchange rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                                   PAGE
                                                                                                                   ----
Independent Auditors' Report................................................................................        29

Consolidated Balance Sheets as of December 31, 1998 and 1997................................................        30

Consolidated Statements of Income for the Years Ended
December 31, 1998, 1997 and 1996............................................................................        31

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 1998, 1997, and 1996...........................................................................        32

Consolidated Statement of Cash Flows for the Years Ended
December 31, 1998, 1997 and 1996............................................................................        33

Notes to Consolidated Financial Statements..................................................................        34

Financial Statement Schedule - Valuation and Qualifying Accounts............................................        S-1

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Technisource, Inc.:

We have audited the accompanying consolidated balance sheets of Technisource, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technisource, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP
Fort Lauderdale, Florida
February 19, 1999


                       TECHNISOURCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       AS OF DECEMBER 31,
                                                                            ------------------------------------------
                                  ASSETS                                             1998                    1997
Current assets:
    Cash and cash equivalents                                                     $ 17,545,183             $  469,973
    Trade accounts receivable, less allowance for doubtful
        Accounts of $358,933 and $425,000 at December 31, 1998
        And 1997, respectively                                                      15,772,435              8,743,630
    Due from shareholders and employees                                                120,597                 39,986
    Prepaid expenses and other current assets                                          326,255                108,335
    Deferred tax asset, current                                                        258,643                    ---
                                                                            -------------------    -------------------
         Total current assets                                                       34,023,113              9,361,924
Property and equipment, net                                                          2,559,790              1,229,658
Other assets                                                                           159,195                 46,002
Deferred tax asset, noncurrent                                                          87,991                    ---
                                                                            -------------------    -------------------

        Total assets                                                              $ 36,830,089           $ 10,637,584
                                                                            ===================    ===================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Bank overdrafts                                                                  $     ---             $  588,106
    Accounts payable                                                                   723,643                529,961
    Income tax payable                                                                 624,378                183,001
    Accrued liabilities                                                              1,879,194              1,873,004
    Line of credit                                                                         ---                223,460
    Deferred tax liability                                                               6,065                    ---
                                                                            -------------------    -------------------
        Total current liabilities                                                    3,233,280              3,397,532
Due to related parties                                                                     ---                 10,000
Deferred tax liability, non-current                                                    142,269                    ---
                                                                            -------------------    -------------------
        Total liabilities                                                            3,375,549              3,407,532
Shareholders' equity:
    Common stock, $0.01 par value, 50,000,000 shares authorized,
        10,385,000 and 7,200,000 issued and outstanding as of
        December 31, 1998 and December 31, 1997, respectively                          103,850                 72,000
    Additional paid-in capital                                                      30,057,853                    ---
    Retained earnings                                                                3,292,837              7,158,052
                                                                            -------------------    -------------------
        Total shareholders' equity                                                  33,454,540              7,230,052
                                                                            -------------------    -------------------

        Total liabilities and shareholders' equity                                $ 36,830,089           $ 10,637,584
                                                                            ===================    ===================

          See accompanying notes to consolidated financial statements.


                       TECHNISOURCE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------
                                                           1998                    1997                   1996

Revenues                                                  $ 105,677,265            $67,326,805            $40,359,792
Cost of revenues                                             78,912,017             50,774,870             30,624,300
                                                    --------------------    -------------------    -------------------

        Gross profit                                         26,765,248             16,551,935              9,735,492

Selling, general and
    administrative expenses                                  19,537,741             12,221,748              6,658,589
                                                    --------------------    -------------------    -------------------

        Operating income                                      7,227,507              4,330,187              3,076,903

Other income (expense):
    Interest and other income                                   478,964                 26,492                  8,419
    Interest expense                                          (125,163)              (159,651)              (105,202)
                                                    --------------------    -------------------    -------------------

        Income before taxes                                   7,581,308              4,197,028              2,980,120

Provision for income taxes
    (including the $377,333 net
    deferred tax asset related to C corp
    conversion)                                               1,748,406                183,001                230,783
                                                    --------------------    -------------------    -------------------

        Net income                                          $ 5,832,902            $ 4,014,027            $ 2,749,337
                                                    ====================    ===================    ===================

Pro forma information (unaudited):
    Income before taxes, as reported                        $ 7,581,308            $ 4,197,028            $ 2,980,120

    Pro forma income tax provision                            3,040,302              1,683,017              1,081,963
                                                    --------------------    -------------------    -------------------

        Proforma net income                                 $ 4,541,006            $ 2,514,011            $ 1,898,157
                                                    --------------------    -------------------    -------------------
Pro Forma
    Income per share - basic                                $      0.51            $      0.35            $      0.26
                                                    ====================    ===================    ===================
Pro Forma
    Income per share - diluted                              $      0.51            $      0.30            $      0.23
                                                    ====================    ===================    ===================

    Weighted average common shares
    outstanding - basic                                       8,844,986              7,200,000               7,200,000
                                                    ====================    ===================    ===================
    Weighted average common shares
    outstanding - diluted                                     8,989,982              8,353,743               8,353,743
                                                    ====================    ===================    ===================



          See accompanying notes to consolidated financial statements.


                       TECHNISOURCE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                           Common Stock                Additional
                                   ------------------------------       Paid-in          Retained
                                      Shares           Amount           Capital          Earnings            Total
                                   -------------    -------------     -------------    -------------     --------------

Balance at December 31, 1995          7,200,000         $ 72,000           $    --       $3,608,809          3,680,809
    Net income                                                                            2,749,337          2,749,337
    Distribution to shareholders                                                        (2,516,400)        (2,516,400)
                                   -------------    -------------     -------------    -------------     --------------
Balance at December 31, 1996          7,200,000           72,000               ---        3,841,746          3,913,746
    Net income                                                                            4,014,027          4,014,027
    Distribution to shareholders                                                          (697,721)          (697,721)
                                   -------------    -------------     -------------    -------------     --------------
Balance at December 31, 1997          7,200,000           72,000               ---        7,158,052          7,230,052
    Issuance of common stock
       for initial public             3,100,000           31,000        34,069,000                          34,100,000
       offering
    Cost associated with initial
       public offering                                                 (3,430,678)                         (3,430,678)
    Exercised stock options              85,000              850             9,826                              10,676
    Distribution to shareholders                                         (987,187)      (9,698,117)       (10,685,304)
    Tax benefit on exercise of
       Options                                                             332,308                             332,308
    Deferred compensation                                                   64,584                              64,584
    Net income                                                                            5,832,902          5,832,902
                                   -------------    -------------     -------------    -------------     --------------
Balance at December 31, 1998         10,385,000        $ 103,850       $30,057,853       $3,292,837       $ 33,454,540
                                   =============    =============     =============    =============     ==============

          See accompanying notes to consolidated financial statements.


                       TECHNISOURCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------------------
                                                                1998                  1997                  1996
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $ 5,832,902           $ 4,014,027            $ 2,749,337
    Adjustment to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                            486,799               370,201                190,235
        Deferred taxes, net                                    (198,300)                   ---                    ---
        Deferred compensation                                     64,584                   ---                    ---
        Changes in assets and liabilities:
             Increase in accounts receivable                 (7,028,805)           (1,767,829)            (2,850,130)
             Increase (decrease) in due from stock-
             holders and employees                              (80,611)                 1,937               (25,370)
             Increase in prepaid expenses and other
             Assets                                            (331,113)             (107,095)               (34,061)
             Increase in accounts payable                        193,682               219,280                147,130
Increase in accrued liabilities                                    6,190               950,504                682,621
             Increase in income tax payable                      441,377                74,230                108,771
                                                        -----------------     -----------------     ------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES            (613,295)             3,755,255                968,533

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                      (1,816,931)             (890,188)              (606,344)
                                                        -----------------     -----------------     ------------------
        NET CASH USED IN INVESTING ACTIVITIES                (1,816,931)             (890,188)              (606,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Paydown on note payable                                     (10,000)                   ---                    ---
    Proceeds from line of credit                                     ---                   ---              1,723,302
    Paydown on line of credit                                  (223,460)           (1,499,942)                    ---
    Proceeds from public offering of common stock,
    Net                                                       30,669,322                   ---                    ---
    Proceeds from issuance of common stock                       342,984                   ---                    ---
    Distribution to shareholders                            (10,685,304)             (697,721)            (2,516,400)
    Increase (decrease) in overdraft                           (588,106)             (371,635)                599,332
                                                        -----------------     -----------------     ------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          19,505,436           (2,569,298)              (193,766)

      NET INCREASE IN CASH AND CASH EQUIVALENTS               17,075,210               295,769                168,423
                                                        -----------------     -----------------     ------------------

    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               469,973               174,204                  5,781

       CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 17,545,183            $  469,973             $  174,204
                                                        =================     =================     ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                 $  125,801            $  165,165             $  108,536
                                                        =================     =================     ==================
Taxes paid                                                   $ 1,173,021            $  108,771             $  122,012
                                                        =================     =================     ==================

          See accompanying notes to consolidated financial statements.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  ORGANIZATION AND DESCRIPTION OF BUSINESS

               The accompanying consolidated financial statements include Technisource, Inc. and Subsidiaries (the "Company"). The subsidiaries include Technisource of Florida, Inc. and former subsidiary, Technisource Midwest, Inc.

               Technisource, Inc. was incorporated in Florida on March 25, 1987. Technisource of Florida, Inc. and Technisource Midwest, Inc. were incorporated in Florida on March 22, 1994, to offer information technology staffing services ("IT Services") and to administer payroll and human resources activities for the Company. In connection with the initial public offering, all outstanding shares of capital stock of Technisource of Florida, Inc. were contributed to Technisource, Inc. and Technisource Midwest, Inc. was dissolved.

               The Company is an information technology ("IT") staffing services firm, providing IT professionals principally on a time and materials basis to organizations with complex IT needs. As of December 31, 1998, the Company had 25 branch office locations.

     (B) INITIAL PUBLIC OFFERING

               The Company completed an initial public offering ("IPO") of common stock on June 25, 1998. The Company sold 3,100,000 shares of its common stock, par value $0.01 per share. The Company realized $30.6 million from the offering, net of expenses. The Company distributed approximately $10.7 million of accumulated S Corporation earnings to the former S Corporation shareholders.

     (C) BASIS OF PRESENTATION

               All significant intercompany balances and transactions have been eliminated in consolidation.

     (D)  CASH EQUIVALENTS

               For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $18,484,000 at December 31, 1998 consisted of a money market account.

     (E)  FAIR VALUE OF FINANCIAL INSTRUMENTS

               Accounts receivable, line of credit facility, accounts payable and accrued liabilities carrying amounts approximate fair value due to the short maturity of these instruments.

     (F)  PROPERTY AND EQUIPMENT

               Property and equipment are stated at cost. Depreciation on property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset.

     (G)  OTHER ASSETS

               Other assets consist of security deposits related to operating lease agreements.

     (H)  INCOME TAXES

               Historically, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code, which provide that, in lieu of corporate federal, and some state income taxes, the shareholders are taxed on their proportionate share of the Company's taxable income. As a result of the Company's Subchapter S election, the accompanying consolidated statements of income do not include an income tax provision for federal and most state income taxes during the periods of the S Corporation election. In conjunction with the IPO of the Company's common stock during 1998, the Company's Subchapter S status was automatically terminated. Pro forma adjustments have been made to reflect the income tax provision as if the Company was taxed as a C Corporation during all periods presented. The pro forma adjustments have been made at an effective rate of 40 percent, which is the tax rate that would have been in effect had the Company been taxed as a C Corporation for the duration of each of those periods.

               Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (I)  STOCK OPTIONS

               Prior to January 1, 1996, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (J)  STOCK SPLIT

               On May 26, 1998, the Company authorized a 72,000 for 1 stock split and a change in par value to $.01 per share. All share and per share data in these consolidated financial statements have been retroactively restated to reflect this stock split and change in par value.

     (K)  USE OF ESTIMATES

               Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare their consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from the Company's estimates.

     (L)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
          OF

               The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     (M)  REVENUE RECOGNITION

               The Company derives substantially all of its revenue from IT Services. The majority of the Company's contracts are on a time-and-materials basis. Revenue is recognized as services are performed.

     (N)  ADVERTISING COSTS

               The Company expenses all advertising costs as incurred. The total amounts charged to operations for advertising during the years ended December 31, 1998, 1997 and 1996 are approximately $1,243,000, $638,000 and $299,000, respectively.

     (O)  PRO FORMA NET INCOME AND PRO FORMA NET INCOME PER SHARE (UNAUDITED)

               In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 1.B.3, weighted average shares for all periods prior to the IPO also include those shares which would have had to have been issued (at the IPO price of $11 per share, less the underwriting discount) to generate sufficient cash to fund the portion of the S Corporation distribution that was in excess of the net income for the period ended June 24, 1998.

               The pro forma net income presented in the statements of income reflects the pro forma effects for income taxes at an effective rate of approximately 40 percent, as if the Company had been a taxable entity for all periods presented.

               Options to purchase 471,785 shares of common stock at a range of $9.88 to $14.94 per share for the year ended December 31, 1998, were excluded from the diluted net income per share calculation for the period because the exercise price of the options was greater than the average market price of the common shares for the periods. The stock options expire in the year 2008.

     (P)  RECENT ACCOUNTING PRONOUNCEMENTS

               In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 deal with financial disclosure. The Company adopted these pronouncements effective January 1, 1998 with no material impact.

(2)  PROPERTY AND EQUIPMENT, NET

               Property and equipment, net, consists of the following at December 31, 1998 and 1997:

                                                                                       Useful lives
                                                  1998                 1997              in years
                                            -------------------  ------------------   -----------------

        Office equipment                  $        921,084     $        355,021             5  - 7
        Computer equipment                       2,396,861            1,459,879             3  - 5
        Telephone equipment                        306,722              180,095                5
        Leasehold improvements                      55,113               17,754             3  - 5
                                            -------------------  ------------------
                                                 3,679,780            2,012,749
        Less accumulated depreciation           (1,119,990)            (783,091)
                                            -------------------  ------------------

                                          $      2,559,790     $      1,229,658
                                            ===================  ==================

               Depreciation and amortization expense for 1998, 1997 and 1996 approximated $487,000, $370,000 and $190,000 respectively.

(3)  LINE OF CREDIT

               The Company maintained a revolving line of credit with a bank, which provided for maximum borrowings of up to $8,000,000 and interest payable monthly at a variable rate of 0.5% over the bank's prime rate. This line of credit expired on August 31, 1998 and was secured by the Company's accounts receivable and equipment and guaranteed by the Company's shareholders.

(4) INCOME TAXES

          In connection with the Company's conversion from an S Corporation to a C Corporation during 1998, the Company recognized a $377,333 income tax benefit during 1998 to establish deferred taxes related to the conversion. Income tax expense attributable to income from continuing operations consist of:

                                                  Current            Deferred              Total
                                            -----------------     -----------------   --------------------
         Year ended December 31, 1998:
              U.S. Federal                  $ 1,415,646           $   (144,204)         $ 1,271,442
              State and local                   531,060                (54,096)             476,964
                                            -----------------     -----------------   --------------------
                                            $ 1,946,706           $   (198,300)         $ 1,748,406
                                            =================     =================   ====================

         Year ended December 31, 1997:
              U.S. Federal                  $                     $       -             $     -
                                                  -
              State and local                   183,001                   -                 183,001
                                            -----------------     -----------------   --------------------
                                            $   183,001          $        -             $   183,001
                                            =================     =================   ====================

         Year ended December 31, 1996:
              U.S. Federal                  $     -              $        -             $     -
              State and local                   230,783                   -                 230,783
                                            -----------------     -----------------   --------------------
                                            $   230,783                   -             $   230,783
                                            =================     =================   ====================

          The U.S. federal corporate income tax rate of 34 percent, reconciled to the effective tax rate provision, is as follows:

                                                      1998                  1997                  1996
                                               --------------------   -----------------  ------------------------

  Statutory federal income tax rate                        34%                    34%                 34%
  State income taxes, net of federal income
       tax effect                                          4                       4                  4
  Effect of S Corporation income taxes                   (12)                    (36)               (28)
  Effect of  change to C Corporation                      (5)                      -                  -
  Other                                                    2                       2                 (2)
                                               --------------------  -----------------   ------------------------
               Total                                      23%                      4%                 8%
                                               ====================   =================  ========================

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998, are as follows:


                                                             1998
                                                      -------------------
          Deferred tax assets:
               Accrued vacation                        $      70,417
               Allowance for doubtful accounts
                                                             136,076
               Prepaid rent                                   21,809
               Accrued liabilities                           118,332
                                                      -------------------
                  Net deferred tax assets                    346,634

           Deferred tax liabilities:
               Other                                          (6,065)
               Depreciation and amortization                (142,269)
                                                      -------------------
                  Total deferred tax liabilities            (148,334)
                                                      -------------------

           Net deferred tax asset                       $    198,300
                                                      ===================

          The Company's management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

(5)    EMPLOYEE BENEFIT PLANS

     (A)  PROFIT-SHARING PLAN

               The Company has a contributory 401(k) profit-sharing plan, which covers all employees. Employees may contribute up to 15 percent of their annual compensation. The Company makes matching and/or profit sharing contributions at management's discretion in amounts not to exceed limitations established by the Internal Revenue Service. For the years ended December 31, 1998, 1997 and 1996 the Company contributed $80,000, $103,579 and $0.0, respectively.

     (B)  KEY EMPLOYEE STOCK OPTIONS

               On October 27, 1993, the Company awarded stock options to one of its key employees. Under the terms of the stock option award, the employee is entitled to purchase 303,158 shares of the Company's common stock at an exercise price per share equal to the book value of a share of common stock at December 31, 1993, which approximated fair value at the date of the award. No termination date for exercisability of the options was specified, and the options vest on December 31, 1998, and provide for immediate vesting of the pro rata portion of options granted in the event of a change in the ownership of the Company. These stock options, which are exercisable at $0.13 per share, became fully vested on the IPO date and 85,000 options were subsequently exercised.

               Effective November 11, 1997, the Company awarded stock options to another of its key employees. Under the terms of the stock option award, the employee is entitled to purchase 18,182 shares of common stock. The per share exercise price of such options is $8.25, which was considered by management to be fair value on the date of grant. These options expire ten years from the effective date of the award and vest ratably over the next three years.

     (C)  INCENTIVE STOCK OPTION PLAN

               Effective January 1, 1998, the Company adopted the Technisource, Inc. Long-Term Incentive Plan (the "Plan") which provides for the grant of awards such as stock appreciation rights, restricted stock grants, cash awards, nonstatutory options, and incentive stock options to management, key employees and outside directors to purchase up to an aggregate of 1,500,000 shares of authorized but unissued common stock. The term of an incentive stock option cannot exceed 10 years with an exercise price equal to or greater than fair market value of the shares of common stock on the date of grant, or 5 years and 110 percent of the fair market value for the options granted to a holder of 10 percent or more of the voting power. The compensation committee shall determine the exercise price and term of a nonqualified option. The Plan provides for a nonstatutory stock option grant to the outside directors of the Company for 5,000 shares of common stock on such Director's initial election as a Director and, upon reelection as a board member thereafter such Director shall be granted an additional option for 2,500 shares of common stock. The options granted to outside directors will be exercisable on the first anniversary date of the grant in full at a price equal to the fair market value of common stock on the date of grant. The options will expire ten years after the date of grant or one year after the outside director is no longer a director of the Company, whichever is earlier. At December 31, 1998, there are 775,293 additional shares available for grant under the plan.

               The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net income and pro forma net income per share would have been reduced to the pro forma amounts indicated below:

                                                                    1998              1997
                                                               ---------------- -----------------
                                                                         (unaudited)
               Pro forma Net income         As reported             $4,541,006        $2,514,011
                                            Pro forma               $4,324,911        $2,509,825


                                                                          1998              1997
                                                               ---------------- -----------------
               Pro forma basic net earnings per
                    Share-as reported                                    $0.51             $0.35
               Pro forma basic net earnings per
                    Share-as adjusted                                    $0.49             $0.35
               Pro forma diluted net earnings per
                    Share-as reported                                    $0.51             $0.30
               Pro forma diluted net earnings per
                    Share-as adjusted                                    $0.49             $0.30


          Pro forma net income reflects only options granted since December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1996 is not considered. The pro forma effect on fiscal 1998 may not be representative of the pro forma effects on net earnings for future years.

               For the purpose of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model are as follows:

                                                                        1998          1997
                                                                    ------------- -------------
                     Expected dividend yield                            0.0%          0.0%
                     Expected stock volatility                         35.0%         35.0%
                     Risk-free interest rates                           5.8%           7%
                     Expected lives (in years)                         4 & 6           4

               Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted for the Company is $4.88 in fiscal 1998 and $3.72 in fiscal 1997.

               At December 31, 1998 and 1997, the number of options exercisable and the weighted-average exercise price of those options was:


                                                                                          Weighted Average
                                                         Shares       Exercise Price       Exercise Price
              ----------------------------------------- ---------- --------------------- -------------------
                   Outstanding at Dec. 31, 1996.................  303,158                 $0.13               $0.13
                   Granted......................................   18,182                 $8.25               $8.25
                   Exercised....................................      ---                   ---                 ---
                   Outstanding at Dec. 31, 1997.................  321,340        $0.13 to $8.25               $0.59
                   Granted......................................  703,230       $0.01 to $14.94               $9.68
                   Exercised....................................  (85,000)                $0.13               $0.13
                   Outstanding at Dec. 31, 1998.................  939,570       $0.01 to $14.94               $7.44
                   Options exercisable at end of year ..........  218,158                $ 0.13               $0.13

                                                      Options Outstanding                    Options Exercisable
--------------------------------------------------------------------------------------- ------------------------------

                                                 Weighted-Average                                      Weighted-Average
                                    Number           Remaining       Weighted-Average      Number      Exercise Price
Range of Exercise Prices          Outstanding    Contractual Life     Exercise Price     Exercisable
-------------------------------- -------------- -------------------- ------------------ -------------- ---------------
       $0.01 to 0.13...................      223,613          9.5               $ 0.13           218,158         $ 0.13
       $5.50 to 5.75...................       95,791          9.6                 5.59              -              -
       $5.76 to 10.99..................      161,432          9.7                 8.22              -              -
               $11.00..................      422,635          9.5                11.00              -              -
      $11.01 to 15.50..................       36,100          9.6                12.37              -              -
                                             -------
      Total ...........................      939,570          9.5               $ 7.44           218,158         $ 0.13
                                             -------          ---               ------           -------         ------


(6)    EMPLOYMENT AGREEMENTS

               The Company has entered into employment agreements with the Company's four executive officers. The agreements, effective January 1, 1998, provide for initial terms of three to five years with total annual base salaries ranging from $110,000 to $175,000. Two of the employment agreements automatically renew for successive one-year terms unless terminated by either party. The four executive officers may also receive a performance bonus and stock option awards at the discretion of the Board of Directors. The agreements also contain a non-competition provision following termination of employment.

(7)      BUSINESS AND CREDIT CONCENTRATIONS

               The Company's operations depend upon, among other things, the Company's ability to attract, develop and retain a sufficient number of highly skilled professional employees. The IT service industry is highly competitive and served by numerous national, regional, and local firms, all of which are either existing or potential competitors of the Company. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company.

               The Company provides IT consulting services to customers located in the United States and Canada. The Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the company's ability to retain these clients and employees and the cyclical and economic factors that could have an impact on those industries. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Trade accounts receivable are not normally collateralized. At December 31, 1998 and 1997, approximately 17 percent and 21 percent, respectively, of the Company's accounts were represented by one customer. Two customers accounted for approximately 31 percent, 36 percent and 32 percent of revenue for the years ended December 31, 1998, 1997, and 1996, respectively. The Company estimates an allowance for doubtful accounts based on the specific-identification method for creditworthiness of its customers. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectability of related receivables could have a material adverse effect on the Company's financial condition and results of operations. Additionally, the Company maintained $18.5 million at December 31, 1998 in one financial institution, which is in excess of the FDIC insured limits.


(8)    COMMITMENTS AND CONTINGENCIES

     (A)  LEASE COMMITMENTS

               The Company has entered into several noncancelable operating leases, primarily for office space.

               Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are as follows:

                    Year ending
                   December 31,

                       1999                           $     1,242,005
                       2000                                 1,080,425
                       2001                                   981,648
                       2002                                   907,068
                       2003                                   333,045
                    Thereafter                                188,383
                                                         -----------------

                                                      $     4,732,574
                                                         =================

          Rental expense under operating leases for the years ended December 31, 1998, 1997 and 1996 was approximately $1,356,000, $552,000 and
          $279,000, respectively.

     (B)  CONTINGENCIES

               The Company is subject to certain legal matters arising in the ordinary course of business which, in the opinion of management and based on the advice of its legal counsel, will not have a material adverse effect on the financial position and results of operations of the Company.

(9)      PRO FORMA EARNINGS (UNAUDITED)

               Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding and dilutive potential common shares.

               The pro forma adjustments for the incremental income tax provision included in the accompanying consolidated statements of income reflect the additional provision for federal and state income taxes at the effective income tax rate as if the Company's Subchapter S election had been revoked prior to January 1, 1996, and the Company had been taxed as a C corporation. The differences between the United States federal statutory rate and the consolidated effective rate are as follows:

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                   1998          1997         1996
                                                                --------      --------     --------
           Statutory federal income tax rate                         34    %       34   %      34      %
           State income taxes, net of Federal tax effect              4             4           4
           Other                                                      2             2          (2)
                                                                ========      ========     ========
                                                                     40    %       40  %       36     %
                                                                ========      ========     ========

       PRO FORMA:                                        1998                1997              1996
                                                    -------------      --------------    ---------------
       Net income per share:
          Net income available to common
                  Shareholders                   $     4,541,006  $        2,514,011  $       1,898,157
          Weighted average common
       shares                                          8,844,986           7,200,000          7,200,000
                  Outstanding
                                                    -------------      --------------    ---------------
                                                 $          0.51  $             0.35  $            0.26
                                                    =============      ==============    ===============
       Net income per share-assuming dilution:
          Net income available to common
            Shareholders                         $     4,541,006  $        2,514,011  $       1,898,157
          Weighted average common shares
                 Outstanding                           8,844,986           7,200,000          7,200,000
          Dilutive effect of options                     144,996             304,099            304,099
          Effect of assumed IPO shares for
                 Distribution                            -                   849,644            849,644
                                                    -------------      --------------    ---------------
          Weighted average common shares
                  outstanding - diluted                8,989,982           8,353,743          8,353,743
                                                    -------------      --------------    ---------------
                                                 $          0.51  $             0.30  $            0.23
                                                    =============      ==============    ===============

          Basic and diluted income per share for pro forma net income reflects the pro forma effects for income taxes as if the Company had been a taxable entity during the periods presented. The weighted shares outstanding used for 1997 calculations were 8,353,743 and 7,200,000 for diluted and basic income per share, respectively.

(10)   SUBSEQUENT EVENTS (UNAUDITED):

               On March 9, 1999, the Company established a new line of credit with NationsBank N.A. that provides for maximum borrowings of up to $25 million. Interest is payable monthly at a variable rate of LIBOR plus 1.4%. The line of credit expires April 9, 2002.


(11)  SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

               The following table sets forth certain quarterly operating information for each of the 8 quarters ending with the quarter ended December 31, 1998. This information was derived from the unaudited financial statements of the Company which, in the opinion of management, were prepared on the same basis as the financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the financial statements and notes thereto included in this report.

Statements of Income                                  FIRST              SECOND               THIRD              FOURTH
                                                     QUARTER            QUARTER             QUARTER             QUARTER
                                                   -----------        -----------         -----------         -----------
1998
Revenue                                          $      22,780     $       25,155      $       27,532      $       30,210
Gross profit                                     $       5,570     $        6,575      $        7,160      $        7,460
Operating income                                 $       1,268     $        1,689      $        2,082      $        2,188
Net income                                       $       1,171     $        1,814      $        1,399      $        1,445
Pro forma net income                             $         759     $          929      $        1,399      $        1,453

Pro forma net income per share - basic (1)       $        0.11     $         0.13      $         0.14      $         0.14
Pro forma net income per share - diluted (1)     $        0.09     $         0.12      $         0.13      $         0.14

1997
Revenue                                          $      13,400     $       16,249      $       17,333      $       20,345
Gross profit                                     $       3,278     $        4,040      $        4,134      $        5,100
Operating income                                 $         918     $        1,345      $        1,022      $        1,045
Net income                                       $         836     $        1,221      $          980      $          977
Pro forma net income                             $         524     $          765      $          614      $          611

Pro forma net income per share - basic (1)       $        0.07     $         0.11      $         0.09      $         0.08
Pro forma net income per share - diluted (1)     $        0.06     $         0.09      $         0.07      $         0.07

          (1) Basic and diluted income per share for proforma net income reflects the proforma effects for income taxes as if the Company had been a taxable entity during the periods presented. The weighted shares outstanding used for 1997 calculations were 8,353,743 and 7,200,000 for diluted and basic income per share, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the definitive Proxy Statement of the Company relating to the 1999 Annual Meeting of the Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

         Technisource, Inc. Consolidated Financial Statements

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Income for the years ended
         December 31, 1998, 1997 and 1996

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements


(2) The following financial statement schedules are filed as part of this Form 10-K.

         Schedule II - Valuation and Qualifying Accounts

(3) The following exhibits are filed herewith:

Exhibit
Number           Exhibit Description
-------          --------------------
3.1*             Amended and Restated Articles of Incorporation of the Company

3.2*             Amended and Restated Bylaws of the Company

4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of holders of Common Stock of the Company

4.2*             Specimen certificate for the Company's Common Stock

10.1* Employment Agreement, dated as of January 1, 1998, between Joseph W. Collard and the Company

10.2* Employment Agreement, dated as of January 1, 1998, between James F. Robertson and the Company

10.3* Employment Agreement, dated as of November 11, 1997, between John A. Morton and the Company

10.4* Employment Agreement, dated as of January 1, 1998, between Paul Cozza and the Company

10.5* Lease, dated January 31, 1998, between Highwoods/Florida Holdings, L.P. and the Company

10.6* Registration Rights Agreement, dated April 21, 1998, between Joseph W. Collard and the Company

10.7* Registration Rights Agreement, dated April 21, 1998, between James F. Robertson and the Company

10.8*            The Technisource, Inc. Long-Term Incentive Plans

10.10*           Stock Option Agreement between the Company and Paul Cozza

10.11*           Stock Option Agreement between the Company and John A. Morton

21*              Subsidiaries of the Company

23.              Consent of KPMG LLP

24.              Power of Attorney (included on the signature page)

27               Financial Data Schedule

* Filed with the Company's Registration Statement on Form S-1 (File No. 333-50803), as amended, filed with the Securities and Exchange Commission on April 23, 1998, and incorporated herein by reference.

(b)      Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TECHNISOURCE, INC.

                              By:  /s/ JAMES F. ROBERTSON
                                 -------------------------
                              James F. Robertson
                              Executive Vice President, Chief Operating Officer


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph W. Collard and James F. Robertson and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                          Capacity                           Date
----------                          --------                           ----

 /s/ JOSEPH W. COLLARD     President                          March 25, 1999
-----------------------
    Joseph W. Collard


/s/ JAMES F. ROBERTSON     Executive Vice President,          March 29, 1999
-----------------------    Chief Operating Officer
    James F. Robertson     (Principal Executive Officer)


/s/ JOHN A. MORTON         Vice President,                    March 31, 1999
-----------------------    Chief Financial Officer
    John A. Morton         (Chief Accounting Officer)


/s/ C. SHELTON JAMES       Director                           March 30, 1999
-----------------------
    C. Shelton James


/s/ PAUL J. KINYON         Director                           March 29, 1999
-----------------------
    Paul J. Kinyon


/s/ H. SCOTT BARRETT       Director                           March 30, 1999
-----------------------
    H. Scott Barrett

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                              Balance at          Charged to         Write-off of        Balance
                                             Beginning of         Costs and         Uncollectible        at End of
                                                period             Expenses            Accounts            Period
                                            ---------------     ---------------     ---------------      -----------
Allowance for doubtful accounts:
1998                                    $          425,000   $         243,956   $         310,173    $     358,933
1997                                    $          336,000   $         177,760   $          88,760    $     425,000
1996                                    $           70,000   $         266,000   $        -           $     336,000

                                 EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------

23               Consent of KPMG LLP

27               Financial Data Schedule