Form 10-Q
period 1999-03-31
TECHNISOURCE INC
filed 1999-05-17
CIK 1059920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          --------------------------
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

                        Commission File Number 000-24391

                               TECHNISOURCE, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    FLORIDA                             59-2786227
        -------------------------------           ----------------------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)            Identification Number)

      1901 CYPRESS CREEK ROAD, SUITE 202,
           FORT LAUDERDALE, FLORIDA                       33309
    ---------------------------------------             ---------
   (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (954) 493-8601

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

      Number of shares of common stock outstanding as of March 31, 1999 is 10,385,000.

                                      INDEX
PART I - FINANCIAL INFORMATION

      ITEM 1. Financial Statements                                               PAGE
                                                                                 ----

              Condensed Consolidated Balance Sheets as of March 31,
              1999 (Unaudited) and December 31, 1998............................     1

              Condensed Consolidated Statements of Income for the
              Three Months Ended March 31, 1999 and 1998 (Unaudited)............     2

              Condensed Consolidated Statements of Cash Flows for
              the Three Months Ended March 31, 1999 and 1998 (Unaudited)........     3

              Notes to Condensed Consolidated Financial Statements(Unaudited)...   4-7

      ITEM 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................  8-15

PART II - OTHER INFORMATION

      ITEM 6. Exhibits and Reports on Form 8-K..................................    16

      Signatures................................................................    17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     MARCH 31, 1999      DECEMBER 31, 1998
                                                                      (UNAUDITED)
                                                                     --------------      -----------------
                                ASSETS
Current assets:
     Cash and cash equivalents                                        $15,307,482           $17,545,183
     Trade accounts receivable, less allowance for doubtful
       accounts of $358,933 at March 31, 1999
       and December 31, 1998                                           19,897,326            15,772,435
     Due from shareholders and employees                                   88,122               120,597
     Prepaid expenses and other current assets                            728,395               326,255
     Deferred tax asset, current                                          258,643               258,643
                                                                      -----------           -----------
            Total current assets                                       36,279,968            34,023,113
Property and equipment, net                                             2,628,968             2,559,790
Other assets                                                              390,372               159,195
Deferred tax asset, noncurrent                                             87,991                87,991
                                                                      -----------           -----------
            Total assets                                              $39,387,299           $36,830,089
                                                                      ===========           ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $ 1,542,250           $   723,643
     Income tax payable                                                   977,005               624,378
     Accrued liabilities                                                1,803,937             1,879,194
     Deferred tax liability, current                                        6,065                 6,065
                                                                      -----------           -----------
            Total current liabilities                                   4,329,257             3,233,280
Deferred tax liability, noncurrent                                        142,269               142,269
                                                                      -----------           -----------
            Total liabilities                                           4,471,526             3,375,549
Shareholders' equity:
     Common stock, $.01 par value, 50,000,000 shares authorized,
       10,385,000 issued and outstanding as of
       March 31, 1999 and December 31, 1998                               103,850               103,850
     Additional paid-in capital                                        30,090,145            30,057,853
     Retained earnings                                                  4,721,778             3,292,837
                                                                      -----------           -----------
            Total shareholders' equity                                 34,915,773            33,454,540
                                                                      -----------           -----------

            Total liabilities and shareholders' equity                $39,387,299           $36,830,089
                                                                      ===========           ===========

See notes to condensed consolidated financial statements.

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
Revenues                                         $ 37,600,125      $ 22,780,380
Cost of revenues                                   29,732,586        17,210,443
                                                 ------------      ------------

           Gross profit                             7,867,539         5,569,937

Selling, general and
   administrative expenses                          5,710,545         4,301,760
                                                 ------------      ------------

           Operating income                         2,156,994         1,268,177

Other income (expense):
      Interest and other income                       224,574              --
      Interest expense                                   --             (37,785)
                                                 ------------      ------------

           Income before taxes                      2,381,568         1,230,392

Provision for income taxes                            952,627            59,106
                                                 ------------      ------------

           Net income                            $  1,428,941      $  1,171,286
                                                 ============      ============
Pro forma information
      Income before taxes, as
       reported                                  $       --        $  1,230,392
      Pro forma income tax
       provision                                         --             471,106
                                                 ------------      ------------
           Pro forma net income                  $       --        $    759,286
                                                 ============      ============

      Net income per share - basic               $       0.14      $       0.11
                                                 ============      ============
      Net income per share - diluted             $       0.14      $       0.09
                                                 ============      ============
      Weigted average common shares
       outstanding - basic                         10,385,000         7,200,000
                                                 ============      ============
      Weigted average common shares
       outstanding - diluted                       10,547,158         8,353,743
                                                 ============      ============

See notes to condensed consolidated financial statements.

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNDAUDITED)

                                                                              THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                       -----------------------------
                                                                           1999             1998
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                      $  1,428,941     $  1,171,286
       Adjustment to reconcile net earnings to net cash provided
       by operating activities:
           Depreciation and amortization                                    323,553           67,763
           Deferred Compensation                                             32,292             --
           Changes in assets and liabilities:
               Increase in accounts receivable                           (4,124,891)      (2,963,763)
               Decrease in due from shareholders and employees               32,475           15,246
               Increase in prepaid expenses and other assets               (633,317)        (182,138)
               Increase in accounts payable                                 818,607          502,427
               (Decrease) increase in accrued liabilities                   (75,257)         639,541
               Increase (decrease) increase in income taxes payable         352,627         (173,001)
                                                                       ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                                    (1,844,970)        (922,639)
                                                                       ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                 (392,731)        (470,668)
                                                                       ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                      (392,731)        (470,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from line of credit                                            --          1,292,538
       Distribution to shareholders                                            --           (397,235)
       Increase in bank overdraft                                              --            191,152
                                                                       ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      --          1,086,455

NET DECREASE IN CASH                                                     (2,237,701)        (306,852)
                                                                       ------------     ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           17,545,183          469,973

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 15,307,482     $    163,121
                                                                       ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID                                                          $       --       $     37,785
                                                                       ============     ============
INCOME TAXES PAID                                                      $    759,780     $    232,107
                                                                       ============     ============

See notes to condensed consolidated financial statements.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    General

ORGANIZATION AND DESCRIPTION OF BUSINESS

      Technisource, Inc. was incorporated in Florida on March 25, 1987. Technisource of Florida, Inc. and Technisource Midwest, Inc. were incorporated in Florida on March 22, 1994, to offer information technology staffing services ("IT Services") and to administer payroll and human resources activities for the Company. In connection with the initial public offering completed June 30, 1998, all outstanding shares of capital stock of Technisource of Florida, Inc. were contributed to Technisource, Inc. and Technisource Midwest, Inc. was dissolved.

      The accompanying unaudited condensed consolidated financial statements include Technisource, Inc. and Subsidiaries (the "Company"). The subsidiaries include Technisource of Florida, Inc. and Technisource Midwest, Inc.

      The Company is an information technology ("IT") staffing services firm, providing IT professionals principally on a time and materials basis to organizations with complex IT needs. As of March 31, 1999, the Company had 25 branch office locations.

INITIAL PUBLIC OFFERING

      The Company completed an initial public offering ("IPO") of common stock on June 30, 1998. The Company sold 3,100,000 shares of its common stock, par value $0.01 per share. The Company realized $30.6 million from the offering, net of expenses. The Company distributed approximately $10.7 million of accumulated S corporation earnings to the former S corporation shareholders.

INTERIM FINANCIAL DATA

      The interim financial data as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial reporting purposes and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations or cash flows of the Company for the periods indicated. Results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows for

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Financial Statements and the notes thereto for the year ended December 31, 1998, included in the Company's annual report on Form 10-K. The Company's management believes that the disclosures are sufficient for interim financial reporting purposes.

2.    Summary of Significant Accounting Policies

CASH AND CASH EQUIVALENTS

      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents approximated $16,696,000 and $18,484,000 at March 31, 1999, and December 31, 1998, respectively and consisted of a money market account.

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

      The Company provides IT professional services to customers located in the United States and Canada. The Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and the cyclical and economic factors that could have an impact on those industries. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Additionally, the Company maintained approximately $15.3 million at March 31, 1999 in one financial institution, which is in excess of the FDIC insured limits.

3.    Line of Credit

      On March 9, 1999, the Company established a line of credit with NationsBank, N.A. that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Interest is payable monthly at a variable rate of LIBOR plus 1.4%. The line of credit expires April 9, 2002. There were no borrowings outstanding at March 31, 1999.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

4.    S Corporation Distribution and Termination of S Corporation Election

      The Company's S corporation status for federal income tax purposes terminated on June 24, 1998 in connection with the IPO and the Company converted to C corporation status and made a final distribution ("the Distribution") to its existing shareholders in an aggregate amount representing substantially all of the Company's undistributed earnings through the closing of the IPO of approximately $10.7 million. Purchasers of the Company's Common Stock in the IPO did not receive any portion of the Distribution.

5.    Pro forma Earnings per Share

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
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    -------------------------
                                                       1999            1998
                                                    ----------     ----------
Basic:
      Weighted average common shares outstanding     10,385,000      7,200,000
                                                     ==========     ==========
Diluted:
      Weighted average common shares outstanding     10,385,000      7,200,000
      Dilutive effect of options                        162,158        304,099
      Effect of assumed IPO shares for distribution          --        849,644
                                                     ==========     ==========
                                                     10,547,158      8,353,743
                                                     ==========     ==========

      Options to purchase 533,855 shares of common stock at a range of $9.88 to $14.94 per share for the three months ended March 31, 1999, were excluded from the diluted net income per share calculation for the period because the exercise price of the

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

options was greater than the average market price of the common shares for the periods. The stock options expire by the year 2009.

6.    Income Taxes

      Historically, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code which provide that, in lieu of corporate federal and some state income taxes, the shareholders are taxed on their proportionate share of the Company's taxable income. In connection with the IPO, the Company's election to be treated as an S corporation was terminated. As a result of the Company's Subchapter S election, the accompanying condensed consolidated statements of income do not include an income tax provision for federal and most state income taxes during the periods of the S Corporation election. The provision for income taxes for periods prior to the conversion related to certain states that do not recognize S corporation status. The provision for income taxes for the period following the conversion reflects the estimated current provision for federal and state income taxes. Pro forma net income is based on the assumption that the Company's S corporation status was terminated at the beginning of each period and reflects a pro forma income tax provision based on applicable tax rates as if the Company was a C corporation taxpayer for all periods presented.

8.    Subsequent Event

      On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of May 1, 1999, the Company had not repurchased any shares of its common stock.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO RECRUIT AND RETAIN QUALIFIED TECHNICAL PROFESSIONALS; IDENTIFY, ACQUIRE AND INTEGRATE SUITABLE ACQUISITION CANDIDATES; OBTAIN SUFFICIENT WORKING CAPITAL TO SUPPORT SUCH GROWTH; COMPETE SUCCESSFULLY WITH EXISTING AND FUTURE COMPETITORS; AND OTHER FACTORS DESCRIBED THROUGHOUT THIS FORM 10-Q. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, INCLUDING THE RISK FACTORS SET FORTH IN THE COMPANY'S 10-K FILING DATED MARCH 30, 1999.

OVERVIEW

      Technisource is a national provider of IT staffing services through 25 offices in the United States and Canada, utilizing over 1,100 highly trained professionals. The Company has achieved a compound annual revenue growth rate of 57% over the past five years. This growth rate has been generated internally, without the benefit of acquisitions.

      The Company's revenues grew from $29.1 million in 1995 to $105.7 million in 1998. The Company's revenue growth is driven primarily by increases in the number of professionals placed with existing and new clients. The number of professionals utilized by the Company grew from 320 as of December 31, 1995 to 1,105 as of December 31, 1998, and to 1,134 as of March 31, 1999. For each of 1998, 1997, and 1996, clients from the previous year generated at least 80% of the Company's revenues. The Company generates substantially all of its revenues from fees for the provision of IT staffing services; most of which are billed at contracted hourly rates. Clients are typically billed and professionals are paid on a weekly basis. The Company recognizes revenues as services are performed.

      The Company's most significant cost is its personnel expense, which consists primarily of salaries, fees and benefits of the Company's professionals. To date, the Company has generally been able to maintain its gross profit margin by offsetting increases in professional salaries and fees with increases in the hourly billing rates charged to clients. However, there can be no assurance that the Company will continue to be able to offset increases in the Company's cost of revenues by increasing the amounts

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Company bills to its clients. The Company attempts to control overhead and indirect expenses, which are not passed through to its clients, by controlling the rate of its branch office expansion and by maintaining centralized operations and back-office infrastructure.

      In anticipation of the Company's growth, the Company has made substantial investments in its infrastructure, including: (i) the Company's proprietary project and consultant TSRC Database; (ii) a national recruiting and training center; (iii) the development and continued refinement of the Technisource Growth Model and the process of replicating Development Triangles; and (iv) a network of 25 branch offices in the United States and Canada. The Company's substantial investment in a centralized infrastructure leaves the Company well positioned to continue its expansion.

      To support anticipated growth, the Company has invested in the expansion of its proprietary TSRC Database of over 140,000 potential professionals and their qualifications to ensure that IT professionals with the appropriate skill sets are quickly deployed to respond to client needs and are placed on assignments that utilize their technical skills and optimize their billing rates. The Company has also established a formal two-week recruiting and training program designed to train recruiting professionals in the Company's culture and operating procedures and teach them the Company's proprietary techniques and technical skills. The Company increased its administrative, sales, recruiting and training professionals from 207 employees on December 31, 1997 to 275 employees on December 31, 1998, and 303 at March 31, 1999.

      Over the last ten years, the Company has developed and refined the Technisource Growth Model, which is focused on facilitating rapid internal growth through the replication of Development Triangles. Each Development Triangle is typically comprised of one Account Manager, two or three recruiting professionals and a group of IT professionals. The Company has grown from 9 Development Triangles as of December 31, 1995 to 54 Development Triangles as of December 31, 1998, and to 57 Development Triangles as of March 31, 1999. Although the Company's operating margins may be adversely affected during periods following relatively large increases in the number of the Company's Development Triangles, the Company leverages its initial investment in infrastructure as Development Triangles mature and the Company's sales and recruiting personnel achieve greater levels of productivity.

      The Company anticipates that each new branch office will require an investment of approximately $100,000 to $150,000 in order to begin operations and fund operating losses for an initial ten-to-twelve month period of operations, which is the amount of time management believes should generally be required for a new office to achieve profitability. The Company expenses the costs of opening a new office as such expenses are incurred. The Company anticipates continuing to leverage its current network of 25 branch offices, as the start-up costs have already been expensed and additional start-up

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

branch office costs will constitute a smaller percentage of revenues as the Company continues to increase its revenue base. There can be no assurance that new Development Triangles or branch offices will be profitable within projected time frames, or at all.

      Technisource hardware sales grew to $7.7 million in the first quarter of 1999 from $479,000 in the first quarter of 1998. The Company believes that approximately $4.4 million of its hardware sales during the first quarter were "one time sales". The sale of hardware is at a substantially lower gross margin than the IT staffing business.

      The following tables set forth for the periods indicated the percentage of revenues and the percentage change from the prior period of certain items reflected in the Company's statements of income:
                                                            MARCH 31,
                                                       ------------------
                                                         1998        1997

Revenues                                                100.0%      100.0%
Cost of revenues                                         79.1%       75.5%
                                                       ------      ------
Gross profit                                             20.9%       24.5%
Selling, general and administrative expenses             15.2%       18.9%
                                                       ------      ------
Operating income                                          5.7%        5.6%
Interest and other income                                 0.6%        0.0%
Interest expense                                          0.0%        0.2%
                                                       ------      ------
Income before income taxes                                6.3%        5.4%
Income taxes                                              2.5%        0.3%
                                                       ------      ------
Net Income                                                3.8%        5.1%
Pro forma provision for income taxes                      -- %        2.1%
                                                       ------      ------
Pro forma net income                                      -- %        3.3%
                                                       ======      ======

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      REVENUES. Revenues increased $14.8 million, or 65%, to $37.6 million for the three months ended March 31, 1999 as compared to $22.8 million for the three months ended March 31, 1998. This increase resulted primarily from increased sales in existing offices, and to a lesser extent, the addition of five new branch offices. Sales of hardware represent approximately 20% of the total sales for the quarter. The hardware sales revenue increased 1509% to $7.7 million for the period ended March 31, 1999, as compared to $478,516 for the three months ended March 31, 1998. The total number of client divisions and business units billed increased to 456 during the quarter ended March 31, 1999 from 323 during the quarter ended March 31, 1998, and the number of IT professionals working for the Company increased to 1,134 as of March 31, 1999 from 910 as of March 31, 1998.

      GROSS PROFIT. Gross profit consists of revenues less cost of revenues. The Company's cost of revenues consists primarily of compensation, benefits and expenses for the Company's professionals and other direct costs associated with providing services

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to clients, and to a lesser extent, the profit from the revenue generated from the hardware group. Gross profit increased $2.3 million, or 41%, to $7.9 million, for the three months ended March 31, 1999 as compared to $5.6 million for the three months ended March 31, 1998. Total gross margin grew while the percent to sales dropped to 21% from 24.6% for the three months ended March 31, 1998. Gross profit is impacted by the substantially lower margin hardware sales.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $1.4 million, or 33%, to $5.7 million for the three months ended March 31, 1999, as compared to $4.3 million for the three months ended March 31, 1998. The increase primarily resulted from increases in corporate and administrative staff and the addition of 21 Development Triangles and investment in the expansion of the hardware group.

      NET INTEREST EXPENSE (INCOME). Net interest expense (income) was ($224,574) for the three months ended March 31, 1999, as compared to $37,785 for the three months ended March 31, 1998. This change is primarily due to reduced interest expense resulting from the repayment of outstanding debt during the second quarter of 1998 and interest earned from the investment on net proceeds from the company's public offering of common stock in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of liquidity have been cash flow from operations and available borrowings under its line of credit. Cash and cash equivalents and working capital approximated $15.3 million and $32.0 million, as of March 31, 1999.

      On March 9, 1999 the Company established a line of credit with NationsBank N.A. that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Under the NationsBank line of credit, interest is payable monthly at LIBOR plus 1.4%. The line of credit expires April 9, 2002. There were no borrowings outstanding under the line of credit at March 31, 1999.

       Net cash used by operating activities was $1.8 million for the three month period ended March 31, 1999 as compared to $0.9 million used during the three month period ended March 31, 1998. The increase in cash used in operations is primarily due to an increase in accounts receivable.

      Net cash used in investing activities was comparable period to period and represents purchases of property and equipment for office locations.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For the three month period ended March 31, 1998 net cash provided from financing activities primarily related to net proceeds from the line of credit offset by distributions to shareholders.

      On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of May 1, 1999, the Company has not repurchased any shares of its common stock.

      The Company anticipates that its primary uses of working capital in future periods will be for the internal development of new offices, expansion of the hardware group, investments in its management information systems, possible acquisitions and the funding of increases in accounts receivable. The Company continually reviews and evaluates acquisition candidates to complement and expand its business The Company's ability to grow through acquisitions is dependent on the availability of suitable acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company cannot predict to what extent new offices will be added through acquisitions as compared to internal development. The Company currently has no agreements, understandings or commitments with respect to any potential acquisitions.

      The Company believes that the existing cash and cash equivalents, cash flow from operations and available borrowings under the Credit Facility will be sufficient to meet the Company's presently anticipated working capital needs for at least the next twelve months.

      Inflation did not have a material impact on the Company's revenues or income from operations in the first quarter of fiscal 1999. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

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

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company has completed an evaluation of its principal staffing and financial systems. These systems are licensed from and maintained by third-party software development companies, which the Company believes are Year 2000-compliant. The Company has obtained representations from these companies that indicate that the systems are Year 2000-compliant. In addition to those representations, the Company will conduct its own tests, as considered necessary, of these critical systems to ensure that they are Year 2000-compliant. The initial testing of these systems has been completed. In addition, the Company believes its financial system is Year 2000 compliant and has obtained such a representation from the software vendor. The Company does not anticipate any significant disruptions of its business resulting from its principal staffing and financial systems.

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

      The Company is just beginning a review of its third-party vendors. The Company, however, believes that its exposure with respect to third party vendors is minimal. With the exception of basic utilities, any disruption to the Company's other vendors are not likely to significantly disrupt the Company's business. The Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. As part of the second phase, the Company will be contacting major telecommunications and utility companies to determine whether any significant interruptions of service are probable. Notwithstanding the Company's efforts in this area, there can be no assurance that the Company can develop a contingency plan that effectively deals with a major failure of public infrastructure.

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

                       TECHNISOURCE, INC. AND SUBSIDIARIES

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

      The Company has not yet determined the extent of contingency planning that may be required as this is dependent on completion of ongoing assessments of its non-IT systems and third-party risks. Based on the status of the assessments made and remediation work completed to date, total remediation costs, consisting primarily of capital costs to remediate and replace non-IT systems, is not expected to materially impact the Company's financial operations. All remediation costs will be funded through operating cash flows.

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

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

prepare for the results of such errors or defects, including costs or related litigation, if any. Such consequences could have a material adverse effect on the Company's business, financial condition or results of operations.

                       TECHNISOURCE, INC. AND SUBSIDIARIES
PART II

OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

   EXHIBIT
    NUMBER  DESCRIPTION
   -------  -----------

       3.1  Amended and Restated Articles of incorporation of the Company (1)

       3.2  Amended and Restated Bylaws of the Company (1)

       4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for the Company defining the rights of holders of Common Stock of the Company

       4.2  Specimen certificate for the Company's Common Stock (1)

      10.1 Credit Agreement by and among the Company and NationsBank, N.A. dated January 29, 1999.

      10.2 Revolving Promissory Note issued by the Company in favor of NationsBank, N.A. dated January 29, 1999.

      10.3 First Amendment to Credit Agreement by and between the Company and NationsBank, N.A. dated March 9, 1999.

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

                           TECHNISOURCE, INC.

Dated: May 15, 1999

                           By: /s/ JAMES F. ROBERTSON
                           -------------------------------
                           James F. Robertson
                           Executive Vice President, Chief
                           Operating Officer and Director

                           By: /s/ JOHN A. MORTON
                           -------------------------------
                           John A. Morton
                           Vice-President, Chief Financial
                           Officer and Director

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS
 EXHIBIT
 NUMBER     DESCRIPTION
--------    -----------
  10.1      Credit Agreement by and among the Company and NationsBank, N.A.
            dated January 29, 1999.

  10.2 Revolving Promissory Note issued by the Company in favor of NationsBank, N.A. dated January 29, 1999.

  10.3 First Amendment to Credit Agreement by and between the Company and NationsBank, N.A. dated March 9, 1999.

  27        Financial Data Schedule