Form 10-Q
period 1999-06-30
TECHNISOURCE INC
filed 1999-08-16
CIK 1059920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

             FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 1999.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________

Commission File Number:          000-24391

                               TECHNISOURCE, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 FLORIDA                          59-2786227
  ------------------------------------    --------------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)        Identification Number)

        1901 W. CYPRESS CREEK ROAD, SUITE 202, FORT LAUDERDALE, FL 33309
-------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

                                 (954) 493-8601
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of common stock as of July 31, 1999 was 10,360,000.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                                              PAGE

                   Condensed Consolidated Balance Sheets as of June 30, 1999 and
                   December 31, 1998...............................................................    1

                   Condensed Consolidated Statements of Income for the Three and Six
                   Months Ended June 30, 1999 and 1998 (Unaudited).................................    2

                   Condensed Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 1999 and 1998 (Unaudited)........................................    3

                   Notes to Condensed Consolidated Financial Statements (Unaudited)................  4-8

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..........................................................  9-16

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.......................    17


PART II - OTHER INFORMATION

         ITEM 1.  Legal Proceedings ..............................................................    18

         ITEM 2.  Changes in Securities and Use of Proceeds.......................................    18

         ITEM 4.  Submission of Matters to a Vote of Security Holders ............................    18

         ITEM 6.  Exhibits and Reports on Form 8-K................................................    19

         Signatures...............................................................................    20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30, 1999  December 31, 1998
                                                                 (unaudited)
                                                                ------------   -----------------
                        ASSETS
Current assets:
  Cash and cash equivalents                                     $ 15,874,677      $ 17,545,183
  Trade accounts receivable, less allowance for doubtful
   accounts of $358,933 at June 30, 1999
   and December 31, 1998                                          20,662,834        15,772,435
  Due from shareholders and employees                                337,960           120,597
  Prepaid expenses and other current assetes                       1,057,931           326,255
  Deferred tax asset, current                                        258,643           258,643
                                                                ------------      ------------
     Total current assets                                         38,192,045        34,023,113
Property and equipment, net                                        2,743,136         2,559,790
Other assets                                                         348,643           159,195
Deferred tax asset, noncurrent                                        87,991            87,991
                                                                ------------      ------------
   Total assets                                                 $ 41,371,815      $ 36,830,089
                                                                ============      ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $  2,781,228      $    723,643
  Income tax payable                                                 146,360           624,378
  Accrued liabilities                                              2,745,970         1,879,194
  Deferred tax liability, current                                      6,065             6,065
                                                                ------------      ------------
    Total current liabilities                                      5,679,623         3,233,280
Deferred tax liability, noncurrent                                   142,269           142,269
                                                                ------------      ------------
    Total liabilities                                              5,821,892         3,375,549
Shareholders' equity:
 Common stock, $.01 par value, 50,000,000 shares authorized
  10,360,000 and 10,385,000 outstanding as of June 30,
  1999 and December 31, 1998, respectively                           103,850           103,850
 Additional paid-in capital                                       30,064,664        30,057,853
 Retained earnings                                                 5,531,409         3,292,837
 Less: Treasury Stock, 25,000 and 0 shares as of June 30,
  1999 and December 31, 1998, respectively                          (150,000)               --
                                                                ------------      ------------
   Total shareholders' equity                                     35,549,923        33,454,540
                                                                ------------      ------------
   Total liabilities and shareholders' equity                   $ 41,371,815      $ 36,830,089
                                                                ============      ============

See notes to condensed consolidated financial statements

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                        Three Months Ended June 30,        Six Months Ended June 30,
                                      -----------------------------      -----------------------------
                                         1999               1998             1999             1998
                                      ------------     ------------      ------------     ------------

Revenues                              $ 36,229,948     $ 25,155,075      $ 73,830,073     $ 47,935,455
Cost of revenues                        27,326,167       18,580,469        57,058,753       35,790,912
                                      ------------     ------------      ------------     ------------

      Gross profit                       8,903,781        6,574,606        16,771,320       12,144,543

Selling, general and
   administrative expenses               7,749,473        4,885,341        13,460,018        9,187,101
                                      ------------     ------------      ------------     ------------

      Operating income                   1,154,308        1,689,265         3,311,302        2,957,442

Other income (expense):
   Interest and other income               195,077            3,724           419,651            3,724
   Interest expense                             --          (87,378)               --         (125,163)
                                      ------------     ------------      ------------     ------------

      Income before taxes                1,349,385        1,605,611         3,730,953        2,836,003

Provision for income taxes                 539,754         (208,232)        1,492,381         (149,126)
                                      ------------     ------------      ------------     ------------

      Net income                      $    809,631     $  1,813,843      $  2,238,572     $  2,985,129
                                      ============     ============      ============     ============

Pro forma information
   Income before taxes, as
    reported                          $         --     $  1,605,611      $         --     $  2,836,003
   Pro forma income tax
    provision                                   --          676,300                --        1,147,406
                                      ------------     ------------      ------------     ------------
      Pro forma net income            $         --     $    929,311      $         --     $  1,688,597
                                      ============     ============      ============     ============

   Net income per share - basic       $       0.08     $       0.13      $       0.22     $       0.23
                                      ============     ============      ============     ============
   Net income per share - diluted     $       0.08     $       0.12      $       0.21     $       0.22
                                      ============     ============      ============     ============

   Weighted average common shares
    outstanding - basic                 10,367,917        7,438,462        10,375,833        7,319,231
                                      ============     ============      ============     ============
   Weighted average common shares
    outstanding - diluted               10,506,628        7,759,172        10,532,210        7,631,748
                                      ============     ============      ============     ============

See notes to condensed consolidated financial statements

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months
                                                                       Ended June 30,
                                                                -----------------------------
                                                                   1999             1998
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  2,238,572     $  2,985,129
   Adjustment to reconcile net earnings to net cash provided
   by operating activities:
       Depreciation and amortization                                 674,832          203,875
       Deferred taxes, net                                                 -         (377,333)
       Deferred compensation                                          64,584                -
       Changes in assets and liabilities:
           Increase in accounts receivable                        (4,890,399)      (5,404,069)
           Increase in due from shareholders and employees          (217,363)         (31,108)
           Increase in prepaid expenses and other assets            (928,624)        (119,164)
           Increase (decrease) in accounts payable                 2,057,585          (94,942)
           Increase in accrued liabilities                           879,087          341,981
           (Decrease) increase in income taxes payable              (478,018)          (3,900)
                                                                ------------     ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 (599,744)      (2,499,531)
                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                              (850,678)        (938,689)
                                                                ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                               (850,678)        (938,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Paydown on line of credit                                               -         (223,459)
   Proceeds from public offering of common stock, net                      -       30,996,011
   Distribution to shareholders                                      (70,084)      (2,679,664)
   Payments to acquire treasury stock                               (150,000)               -
   Overdraft                                                               -         (588,106)
                                                                ------------     ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 (220,084)      27,504,782

NET (DECREASE) INCREASE IN CASH                                   (1,670,506)      24,066,562
                                                                ------------     ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    17,545,183          469,973

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 15,874,677     $ 24,536,535
                                                                ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                   $          -     $    125,163
                                                                ============     ============
Income taxes paid                                               $  1,970,399     $    232,107
                                                                ============     ============

NONCASH FINANCING ACTIVITIES:
Shareholder obligations of $57,773 and $9,769,875 were incurred during the six months ended June 30, 1999 and 1998, respectively, for undistributed earnings to the former S corporation shareholders.

See notes to condensed consolidated financial statements

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

     The Company is an information technology ("IT") staffing services firm, providing IT professionals principally on a time and materials basis to organizations with complex IT needs. As of June 30, 1999, the Company had 26 branch office locations.

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

INTERIM FINANCIAL DATA

     The interim financial data as of June 30, 1999, and for the three and six months ended June 30, 1999, and 1998 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial reporting purposes and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations or cash flows of the Company for the periods indicated. Results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Financial Statements and the notes thereto for the year ended December 31, 1998, included in the Company's annual report on Form 10-K. The

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

Company's management believes that the disclosures are sufficient for interim financial reporting purposes.

RECLASSIFICATIONS

     Certain reported amounts for 1998 have been reclassified to conform to the 1999 presentation.

2.       Summary of Significant Accounting Policies

CASH AND CASH EQUIVALENTS

     For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents approximated $15,875,000 and $17,545,183 at June 30, 1999, and December 31, 1998,
respectively and consisted of a money market account.

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

     The Company provides IT professional services to customers located in the United States and Canada. The Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and the cyclical and economic factors that could have an impact on those industries. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Additionally, the Company maintained approximately $14.9 million at June 30, 1999 in one financial institution, which is in excess of the FDIC insured limits.

3.       Contingent Liability

     The Company is currently undergoing a review by the Department of Labor. Although management believes the ultimate outcome of the review should not materially impact the results of operations or financial position of the Company, the outcome and effect of the review of the Company cannot yet be determined.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

4.       Line of Credit

     On March 9, 1999, the Company established a line of credit with NationsBank, N.A. that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Interest is payable monthly at a variable rate of LIBOR plus 1.4%. The line of credit expires April 30, 2002. There were no borrowings outstanding at June 30, 1999.

5.       S Corporation Distribution and Termination of S Corporation Election


     The Company's S Corporation status for federal income tax purposes terminated on June 24, 1998, in connection with the IPO and the Company converted to C Corporation status and made a final distribution ("the Distribution") to its existing shareholders in an aggregate amount representing substantially all of the Company's undistributed S Corporation earnings through the closing of the IPO of approximately $10.7 million. Purchasers of the Company's Common Stock in the IPO did not receive any portion of the Distribution.

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

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                  -----------------------------  --------------------------
                                                       1999           1998           1999         1998
                                                  --------------- -------------  ------------- ------------
Basic:
     Weighted average common shares outstanding       10,367,917     7,438,462     10,375,833    7,319,231
                                                  ==============  ============   ============  ===========

Diluted:
     Weighted average common shares outstanding       10,367,917     7,438,462     10,375,833    7,319,231
     Dilutive effect of options                          138,711       320,710        156,377      312,517
                                                  --------------  ------------   ------------  -----------
  Total                                               10,506,628     7,759,172     10,532,210    7,631,748
                                                  ==============  ============   ============  ===========

     Options to purchase 670,112 shares of common stock at a range of $7.18 to $14.94 per share for the six months ended June 30, 1999, and options to purchase 724,862 shares of common stock at a range of $5.81 to $14.94 per share for the three months ended June 30, 1999, were excluded from the diluted net income per share calculation for the period because the exercise price of the options was greater than the average market price of the common shares for the periods. The stock options expire by the year 2009.

7.       Income Taxes

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

8.       Stock Repurchase Plan

     On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of June 30, 1999, the Company had repurchased 25,000 shares of its common stock at an aggregate cost to the Company of $150,000.
                                       7

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

9.       Reportable Segment

     The Company operates in two business segments: IT Staffing and Computer Hardware Sales. The segment information set forth below is based on the nature of the services offered.

                                                    THREE MONTHS           SIX MONTHS
                                                        ENDED                 ENDED
                                                    JUNE 30, 1999         JUNE 30, 1999
                                                  ------------------    ------------------

       Revenues
          IT Staffing                                   $31,614,046           $61,610,610
          Hardware Sales                                  4,615,902            12,219,463
                                                  -----------------     -----------------
                                                        $36,229,948           $73,830,073
                                                  =================     =================

       Income Before Taxes
          IT Staffing                                    $1,166,077            $3,214,958
          Hardware Sales                                    183,306               515,993
                                                  -----------------     -----------------
                                                         $1,349,383            $3,730,951
                                                  =================     =================

                                       8

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q, PRINCIPALLY IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," THAT ARE NOT RELATED TO HISTORICAL RESULTS, INCLUDING STATEMENTS RELATING TO ANTICIPATED WORKING CAPITAL AND PROFITABILITY OF BRANCH OFFICES, ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO RECRUIT AND RETAIN QUALIFIED TECHNICAL PROFESSIONALS; IDENTIFY, ACQUIRE AND INTEGRATE SUITABLE ACQUISITION CANDIDATES; OBTAIN SUFFICIENT WORKING CAPITAL TO SUPPORT SUCH GROWTH; COMPETE SUCCESSFULLY WITH EXISTING AND FUTURE COMPETITORS; THE ABILITY OF NEW BRANCH OFFICES TO ACHIEVE PROFITABILITY AND OTHER FACTORS DESCRIBED THROUGHOUT THIS FORM 10-Q. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

OVERVIEW

     Technisource is a national provider of IT staffing services through 26 offices in the United States and Canada, utilizing over 1,150 highly trained professionals. The Company has achieved a compound annual revenue growth rate of 59% over the past five years based on years-ended 1994 through 1998. This growth rate has been generated internally, without the benefit of acquisitions.

     The Company's revenues grew from $29.1 million in 1995 to $105.7 million in 1998. The Company's revenue growth is driven primarily by increases in the number of professionals placed with existing and new clients. The number of professionals utilized by the Company grew from 320 as of December 31, 1995, to 1,105 as of December 31, 1998, and to 1,161 as of June 30, 1999. For each of 1998, 1997, and 1996, clients from the previous year generated at least 80% of the Company's revenues. The Company generates primarily all of its revenues from fees for the provision of IT staffing services; most of which are billed at contracted hourly rates. Clients are typically billed and professionals are paid on a weekly basis. The Company recognizes revenues as services are performed.

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

     The Company increased its administrative, sales, recruiting and training professionals from 207 employees on December 31, 1997 to 275 employees on December 31, 1998, and 317 at June 30, 1999.

     Over the last ten years, the Company has developed and refined the Technisource Growth Model, which is focused on facilitating rapid internal growth through the replication of Development Triangles. Each Development Triangle is typically comprised of one Account Manager, two or three recruiting professionals and a group of IT professionals. The Company has grown from nine Development Triangles as of December 31, 1995 to 54 Development Triangles as of December 31, 1998, and to 58 Development Triangles as of June 30, 1999. Although the Company's operating margins may be adversely affected during periods following relatively large increases in the number of the Company's Development Triangles, the Company leverages its initial investment in infrastructure as Development Triangles mature and the Company's sales and recruiting personnel achieve greater levels of productivity.

     The Company anticipates that each new branch office will require an investment of approximately $100,000 to $150,000 in order to begin operations and fund operating losses for an initial ten-to-twelve month period of operations, which is the amount of time management believes should generally be required for a new office to achieve profitability. The Company expenses the costs of opening a new office as such expenses are incurred. The Company anticipates continuing to leverage its current network of 26 branch offices, as the start-up costs have already been expensed and additional start-up branch office costs will constitute a smaller percentage of revenues as the Company continues to increase its revenue base. There can be no assurance that new Development Triangles or branch offices will be profitable within projected time frames or at all.

     The Company's computer hardware sales grew to $12.2 million in the first half of 1999 from $906,000 in the same period of 1998. The gross margin on the sale of computer hardware is at a substantially lower gross margin than the Company's IT staffing services.

     Consistent with industry trends, the Company has experienced a slowdown in service revenue from certain offices. Technisource believes there will be a short-term slowdown in historical revenue and income growth rates and that it will be difficult to forecast revenue for the remainder of 1999. Although management is being cautious in the reduction of hiring to match the diminished demand, management continues to staff

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and position the Company for the significant amount of work the Company's customers will require in the year 2000.

     The Company has minimized the impact of the reduced demand by shifting recruiting resources and professionals to the Company's faster growing offices. The company has slowed, but not stopped, office expansion until it has the business to fully utilize its resources without jeopardizing its positioning for rapid growth in the year 2000. This will allow the Company to better utilize its existing infrastructure. In addition, the Company is investing in name recognition in the computer consulting community through increased advertising using the Internet and traditional advertising methods.

     The following table set forth for the periods indicated, depicts the percentage of revenues of certain items reflected in the Company's statements of income:

                                                                     THREE MONTHS ENDED JUNE 30,
                                                                        1999             1998
                                                                     ---------------------------
     Revenues                                                         100.0  %          100.0  %
     Cost of revenues                                                  75.4  %           73.9  %
                                                                    -------------     ------------
     Gross profit                                                      24.6  %           26.1  %
     Selling, general and administrative expenses                      21.4  %           19.4  %
                                                                    -------------     ------------
     Operating income                                                   3.2  %            6.7  %
     Interest and other income                                          0.5  %            0.0  %
     Interest expense                                                   0.0  %            0.3  %
                                                                    -------------     ------------
     Income before income taxes                                         3.7  %            6.4  %
     Income taxes                                                       1.5  %            0.8  %
                                                                    -------------     ------------
     Net Income                                                         2.2  %            7.2  %
     Pro forma provision for income taxes                               0.0  %            2.7  %
     Pro forma net income                                               0.0  %            3.5  %

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     REVENUES. Revenues increased $11.1 million, or 44%, to $36.2 million for the three months ended June 30, 1999, as compared to $25.2 million for the three months ended June 30, 1998. This increase resulted primarily from increased sales in existing offices, and to a lesser extent, the addition of four new branch offices. Sales of hardware represent approximately 13% of the total sales for the quarter. The hardware sales revenue increased 961% to $4.5 million for the period ended June 30, 1999, as compared

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to $428,000 for the three months ended June 30, 1998. The total number of client divisions and business units billed increased to 502 during the quarter ended June 30, 1999, from 350 during the quarter ended June 30, 1998, and the number of IT professionals working for the Company increased to 1,161 as of June 30, 1999, from 942 as of June 30, 1998.

     GROSS PROFIT. Gross profit consists of revenues less cost of revenues. The Company's cost of revenues consists primarily of compensation, benefits and expenses for the Company's professionals and other direct costs associated with providing services to clients, and to a lesser extent, the profit from the revenue generated from the hardware group. Gross profit increased $2.3 million, or 35%, to $8.9 million, for the three months ended June 30, 1999, as compared to $6.6 million for the three months ended June 30, 1998. Total gross margin grew while the percent to sales dropped to 25% from 26% for the three months ended June 30, 1998. Gross profit is impacted by the substantially lower margin hardware sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and admin-istrative expenses increased approximately $2.9 million, or 59%, to $7.7 million for the three months ended June 30, 1999, as compared to $4.9 million for the three months ended June 30, 1998. The increase primarily resulted from increases in corporate and administrative staff, the addition of 15 Development Triangles and the expenses attributed to these workforce additions.

     NET INTEREST EXPENSE (INCOME). Net interest income was approximately $195,077 for the three months ended June 30, 1999, as compared to net interest expense of approximately $84,000 for the three months ended June 30, 1998. This change is primarily due to reduced interest expense resulting from the repayment of outstanding debt during the second quarter of 1998 and interest earned from the investment on net proceeds from the company's public offering of common stock in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     REVENUES. Revenues increased $25.9 million, or 54%, to $73.8 million for the six months ended June 30, 1999, as compared to $47.9 million for the six months ended June 30, 1998. This increase resulted primarily from increased sales in existing offices, and to a lesser extent, the addition of four new branch offices. Sales of hardware represent approximately 17% of the total sales for the six months ended June 30, 1999. The hardware sales revenue increased 1,250% to $12.2 million for the six months ended June 30, 1999, as compared to $906,000 for the six months ended June 30, 1998.

     GROSS PROFIT. Gross profit increased $4.6 million, or 38%, to $16.8 million, for the six months ended June 30, 1999, as compared to $12.1 million for the six months ended June 30, 1998. Total gross margin grew while the percent to sales dropped to 23%

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

from 25% for the six months ended June 30, 1998. Gross profit is impacted by the substantially lower margin hardware sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and admin-istrative expenses increased approximately $4.3 million, or 47%, to $13.5 million for the six months ended June 30, 1999, as compared to $9.2 million for the six months ended June 30, 1998. The increase primarily resulted from increases in corporate and administrative staff, the addition of 15 Development Triangles and the expenses attributed to these workforce additions.

     NET INTEREST EXPENSE (INCOME). Net interest income was approximately $420,000 for the six months ended June 30, 1999, as compared to net interest expense of approximately $121,000 for the six months ended June 30, 1998. This change is primarily due to reduced interest expense resulting from the repayment of outstanding debt during the second quarter of 1998 and interest earned from the investment on net proceeds from the company's public offering of common stock in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity have been cash flow from operations and available borrowings under its line of credit. Cash and cash equivalents and working capital approximated $15.9 million and $32.6 million, respectively, as of June 30, 1999.

     On March 9, 1999 the Company established a line of credit with NationsBank N.A., which provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Under the NationsBank line of credit, interest is payable monthly at LIBOR plus 1.4%. The line of credit expires April 30, 2002. There were no borrowings outstanding under the line of credit at June 30, 1999.

     Net cash used by operating activities was approximately $600,000 for the six-month period ended June 30, 1999, as compared to $2.5 million during the six-month period ended June 30, 1998. The decrease in cash used in operations is primarily due to an increase in accounts receivable.

     Net cash used in investing activities was comparable period to period and represents purchases of property and equipment for office locations.

     For the six-month period ended June 30, 1999, net cash used in financing activities primarily related to the purchase of treasury stock.

     On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of June 30, 1999, the Company has

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

repurchased 25,000 shares of its common stock at an aggregate cost to the Company of $150,000.

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

     Inflation did not have a material impact on the Company's revenues or income from operations in the second quarter of fiscal 1999. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

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

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company owns no derivative financial instruments or derivative commodity instruments. The Company does not derive a significant amount of revenues from international operations and does not believe that it is exposed to material risks related to foreign currency exchange rates.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company or its properties or to which the Company is a party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Registration Statement was declared effective by the Commission on June 24, 1998. The Initial Public Offering (IPO) was consummated on June 30, 1998, and generated net proceeds to the Company of approximately $31.0 million. The managing underwriters for the IPO were Donaldson, Lufkin & Jenrette Securities Corporation and William Blair & Company. In the IPO the Company registered with the Commission the sale of 3,100,000 newly issued shares of its Common Stock and the sale of up to 465,000 additional shares of Common Stock by certain of the Company's existing shareholders. The Company sold all of the 3,100,000 shares registered for sale by the Company generating gross proceeds of $34,100,000 for the Company. In connection with the IPO, the Company incurred expenses for underwriting discounts and commissions of $2.4 million and other expenses of approximately $0.7 million, for total expenses of approximately $3.0 million. None of such expenses were paid to officers, directors, ten- percent shareholders, or associates or affiliates of such persons or the Company.

     As of June 30, 1999, approximately $15.9 million of the net proceeds of the IPO were invested in U.S. Treasury and highly rated corporate debt securities. In 1998, $7.0 million was distributed to the Company's pre-IPO shareholders as undistributed S-Corporation earnings, approximately $5.8 million was used to repay amounts outstanding under the Company's line of credit and approximately $1.0 million had been used for working capital.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 6, 1999, the Company held its 1999 Annual Meeting of Shareholders in Fort Lauderdale. Only holders of record of Common Stock on March 19, 1999, (the "Record Date") were entitled to vote at the Annual Meeting. Each holder of record of Common Stock at the close of business on the Record Date was entitled to one vote per share on each matter voted upon by the shareholders at the Annual Meeting. As of the Record Date, there were 10,385,000 shares of Common Stock outstanding.

     The following matters were submitted for a vote by security holders:

         Proposal 1        To elect six directors of the Company to serve until
                           the 2000 Annual Meeting of Shareholders and until their successors have been elected and qualified.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

                           Set forth below is information regarding the 7,731,742 shares of Common Stock voted in the election of the six directors.

                           NAME                                 FOR          AGAINST      WITHHELD
                           ----                                 ---          -------      --------
                           Joseph W. Collard                 7,729,917          0             1,825
                           James F. Robertson                7,729,917          0             1,825
                           John A. Morton                    7,729,917          0             1,825
                           C. Shelton James                  7,729,917          0             1,825
                           Paul J. Kinyon                    7,729,917          0             1,825
                           H. Scott Barrett                  7,729,917          0             1,825

         Proposal 2        To ratify the appointment of KPMG LLP as the
                           Company's independent certified public accountants for the fiscal year ending December 31, 1999.

                           Set forth below is information regarding the 7,731,742 shares of Common Stock voted to ratify the appointment of KPMG LLP as independent certified public accountants.

                           Votes FOR                                                      7,729,217
                           Votes AGAINST                                                        625
                           Votes WITHHELD                                                     1,900


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

     EXHIBIT NUMBER          DESCRIPTION
     --------------          -----------
     3.1                     Amended and Restated Articles of incorporation of the Company 1
     3.2                     Amended and Restated Bylaws of the Company 1
     4.1                     See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and
                             Bylaws for the Company defining the rights of holders of Common Stock of the
                             Company
     4.2                     Specimen certificate for the Company's Common Stock 1
     27                      Financial Data Schedule

     (b)      Current Reports on Form 8-K

              None

--------
1 Filed with the Company's Registration Statement on Form S-1 (File No. 333-50803) filed with the Securities and Exchange Commission on April 23, 1998, as amended, and incorporated herein by reference.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TECHNISOURCE, INC.

Dated: August 16, 1999

                                    By: /s/ James F. Robertson
                                    ---------------------------------------
                                    James F. Robertson
                                    Executive Vice President, Chief
                                    Operating Officer and Director

                                    By: /s/ John A. Morton
                                    ---------------------------------------
                                    John A. Morton
                                    Vice-President, Chief Financial
                                    Officer and Director

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                INDEX OF EXHIBITS

EXHIBIT NUMBER            DESCRIPTION
--------------            -----------
 3.1                      Amended and Restated Articles of incorporation of the Company 1
 3.2                      Amended and Restated Bylaws of the Company 1
 4.1                      See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for the Company defining the rights of holders of Common Stock of the Company
 4.2                      Specimen certificate for the Company's Common Stock 1
27                        Financial Data Schedule

-----------
1 Filed with the Company's Registration Statement on Form S-1 (File No. 333-50803) filed with the Securities and Exchange Commission on April 23, 1998, as amended, and incorporated herein by reference.