Form 10-Q
period 1999-09-30
TECHNISOURCE INC
filed 1999-11-12
CIK 1059920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

          FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 1999.

                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to __________________

Commission File Number: 000-24391
                       ----------

                               TECHNISOURCE, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                   59-2786227
--------------------------------------------       -----------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification Number)

        1901 W. CYPRESS CREEK ROAD, SUITE 202, FORT LAUDERDALE, FL 33309
--------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

                                 (954) 493-8601
              -----------------------------------------------------
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of common stock as of October 31, 1999 was 10,385,000.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

  ITEM 1. Financial Statements

                                                                           PAGE
                                                                           ----

           Condensed Consolidated Balance Sheets as of September 30, 1999
           (Unaudited)  and December 31, 1998.............................  1

           Condensed Consolidated Statements of Income for the Three and
           Nine Months Ended September 30, 1999 and 1998 (Unaudited)......  2

           Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 1999 and 1998 (Unaudited)...........  3

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)....................................................  4-8

  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................  9-16

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....   17

PART II - OTHER INFORMATION

  ITEM 1. Legal Proceedings................................................ 18
  ITEM 2. Changes in Securities and Use of Proceeds........................ 18
  ITEM 6. Exhibits and Reports on Form 8-K................................. 18


  Signatures .............................................................  19

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS 1

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             September 30, 1999  December 31, 1998
                                                                 (unaudited)
                                                                ------------      ------------
ASSETS
Current assets:
 Cash and cash equivalents                                      $ 15,779,690      $ 17,545,183
 Trade accounts receivable, less allowance for doubtful
  accounts of $358,933 at September 30, 1999
  and December 31, 1998                                           21,457,605        15,772,435
                                                                     138,878           120,597
                                                                     792,710           326,255
                                                                     258,643           258,643
                                                                ------------      ------------
   Total current assets                                           38,427,526        34,023,113
Property and equipment, net                                        2,542,189         2,559,790
Other assets                                                         540,167           159,195
Deferred tax asset, noncurrent                                        87,991            87,991
                                                                ------------      ------------
   Total assets                                                 $ 41,597,873      $ 36,830,089
                                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

                                                                $    841,683      $    723,643
                                                                     586,630           624,378
                                                                   3,607,577         1,879,194
                                                                       6,065             6,065
                                                                ------------      ------------
   Total current liabilities                                       5,041,955         3,233,280
Deferred tax liability, noncurrent                                   142,269           142,269
                                                                ------------      ------------
   Total liabilities                                               5,184,224         3,375,549



Shareholders' equity:
  10,385,000 and 10,385,000 outstanding as of September 30,
  1999 and December 31, 1998, respectively                           103,850           103,850
                                                                  30,096,956        30,057,853
                                                                   6,362,843         3,292,837

  1999 and December 31, 1998, respectively                          (150,000)               --
                                                                ------------      ------------
   Total shareholders' equity                                     36,413,649        33,454,540

                                                                ------------      ------------
   Total liabilities and shareholders' equity                   $ 41,597,873      $ 36,830,089
                                                                ============      ============


See notes to condensed consolidated financial statements

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                      Three Months Ended September 30,      Nine Months Ended September 30,
                                      --------------------------------     --------------------------------
                                           1999              1998              1999                1998
                                      -------------      -------------     -------------      -------------
Staffing revenues                     $  30,557,261      $  27,149,018     $  92,167,871      $  74,413,321
Hardware revenues                         7,167,087            382,667        19,386,550          1,053,819
                                      -------------      -------------     -------------      -------------

      Total revenues                     37,724,348         27,531,685       111,554,421         75,467,140

Staffing cost of revenues                22,507,103         20,056,639        68,501,579         55,375,699
Hardware cost of revenues                 6,593,950            315,020        17,658,227            786,872
                                      -------------      -------------     -------------      -------------

      Total cost of revenues             29,101,053         20,371,659        86,159,806         56,162,571

      Gross profit                        8,623,295          7,160,026        25,394,615         19,304,569

Selling, general and
   administrative expenses                7,462,096          5,077,640        20,922,114         14,264,741
                                      -------------      -------------     -------------      -------------

      Operating income                    1,161,199          2,082,386         4,472,501          5,039,828

Other income (expense):
   Interest and other income                224,769            239,859           644,420            243,583
   Interest expense                            (247)                --              (247)          (125,163)
                                      -------------      -------------     -------------      -------------

      Income before taxes                 1,385,721          2,322,245         5,116,674          5,158,248
Provision for income taxes                  554,287            923,158         2,046,668            774,032
                                      -------------      -------------     -------------      -------------
      Net income                      $     831,434      $   1,399,087     $   3,070,006      $   4,384,216
                                      =============      =============     =============      =============

Pro forma information
   Income before taxes, as
    reported                          $          --      $          --     $          --      $   5,158,248
   Pro forma income tax
    provision                                    --                 --                --          2,070,564
                                      -------------      -------------     -------------      -------------
      Pro forma net income            $          --      $          --     $          --      $   3,087,684
                                      =============      =============     =============      =============

   Net income per share - basic       $        0.08      $        0.14     $        0.30      $        0.37
                                      =============      =============     =============      =============
   Net income per share - diluted     $        0.08      $        0.13     $        0.29      $        0.37
                                      =============      =============     =============      =============

   Weighted average common shares
    outstanding - basic                  10,360,000         10,352,889        10,371,388          8,319,852
                                      =============      =============     =============      =============
   Weighted average common shares
    outstanding - diluted                10,491,918         10,519,737        10,524,464          8,462,268
                                      =============      =============     =============      =============


See notes to condensed consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Nine Months
                                                                      Ended September 30,
                                                                ------------------------------
                                                                     1999              1998
                                                                ------------------------------
Cash flows from operating activities:
   Net income                                                   $  3,070,006      $  4,384,216
   Adjustment to reconcile net earnings to net cash used in
   operating activities:
       Depreciation and amortization                               1,024,932           348,259
       Income tax benefit from exercise of options                                     332,308
       Deferred taxes, net                                                            (432,352)
       Deferred compensation                                          96,876            32,293
       Changes in assets and liabilities:
           Increase in accounts receivable                        (5,685,170)       (4,915,607)
           Increase in due from shareholders and emplo               (18,281)          (80,057)
           Increase in prepaid expenses and other asse              (858,677)         (258,479)
           Increase (decrease) in accounts payable                   118,040          (137,601)
           Increase in accrued liabilities                         1,740,694           660,273
           Decrease in income taxes payable                          (37,748)         (104,145)
                                                                ------------      ------------
Net cash used in operating activities                               (549,328)         (170,892)
                                                                ------------      ------------

Cash flows from investing activities:

   Purchases of property and equipment                              (996,081)       (1,283,056)
                                                                ------------      ------------
Net cash used in investing activities                               (996,081)       (1,283,056)

Cash flows from financing activities:
   Paydown on note payable                                                             (10,000)
   Paydown on line of credit                                                          (223,460)
   Proceeds from public offering of common stock, net                               30,781,854
   Proceeds from issuance of common stock                                               10,676
   Distribution to shareholders                                      (70,084)       (9,769,875)
   Payments to acquire treasury stock                               (150,000)               --
   Overdraft                                                              --          (588,106)
                                                                ------------      ------------
Net cash (used in) provided by financing activities                 (220,084)       20,201,089

Net (decrease) increase in cash                                   (1,765,493)       18,747,141
                                                                ------------      ------------

Cash and cash equivalents, beginning of period                    17,545,183           469,973
                                                                ------------      ------------

Cash and cash equivalents, end of period                        $ 15,779,690      $ 19,217,114
                                                                ------------      ------------

Supplemental disclosure of cash flow information:

Interest paid                                                   $        247      $    125,163
                                                                ------------      ------------
Income taxes paid                                               $  2,084,416      $    978,221
                                                                ------------      ------------


Noncash financing activities:

Shareholder obligations of $127,857 and $9,769,875 were incurred during the nine months ended September 30, 1999 and 1998, respectively, for undistributed earnings to the former S corporation shareholders.

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

         The Company is an information technology ("IT") staffing services firm, providing IT professionals principally on a time and materials basis to organizations with complex IT needs. As of September 30, 1999, the Company had 26 branch office locations.

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

INTERIM FINANCIAL DATA

         The interim financial data as of September 30, 1999, and for the three and nine months ended September 30, 1999, and 1998 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial reporting purposes and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations or cash flows of the Company for the periods indicated. Results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Financial Statements and the notes thereto for the year ended December 31, 1998, included in the Company's annual report on Form 10-K.

                                   (UNAUDITED)

RECLASSIFICATIONS

         Certain reported amounts for 1998 have been reclassified to conform to the 1999 presentation.

2. Summary of Significant Accounting Policies

CASH AND CASH EQUIVALENTS

         For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents approximated $15,780,000 and $17,545,183 at September 30, 1999, and December 31, 1998, respectively and consisted of a money market account.

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

         The Company provides IT professional services to customers located in the United States and Canada. The Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and the cyclical and economic factors that could have an impact on those industries. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Additionally, the Company maintained approximately $15.8 million at September 30, 1999 in one financial institution, which is in excess of the FDIC insured limits.

3. Contingent Liability

         The Company is currently undergoing a review by the Department of Labor. While it is not possible to predict with certainty the outcome of this review, Management believes the ultimate outcome of the review will not have an material adverse effect on the Company's results of operations or financial position.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

4. Line of Credit

         On March 9, 1999, the Company established a line of credit with NationsBank, N.A. that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Interest is payable monthly at a variable rate of LIBOR plus 1.4%. The line of credit expires April 30, 2002. There were no borrowings outstanding at September 30, 1999.

5. S Corporation Distribution and Termination of S Corporation Election

         The Company's S Corporation status for federal income tax purposes terminated on June 24, 1998, in connection with the IPO and the Company converted to C Corporation status and made a final distribution (the "Distribution") to its existing shareholders in an aggregate amount representing substantially all of the Company's undistributed S Corporation earnings through the closing of the IPO of approximately $10.7 million. Purchasers of the Company's Common Stock in the IPO did not receive any portion of the Distribution.

6. Pro forma Earnings per Share

         Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding and dilutive potential common shares.


                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                             -------------------------     -------------------------
                                                1999           1998            1999          1998
                                             ----------     ----------     ----------     ----------
Basic:

          Weighted average common shares
          outstanding                        10,360,000     10,352,889     10,371,388      8,319,852
                                             ==========     ==========     ==========     ==========
Diluted:

          Weighted average common shares
          outstanding                        10,360,000     10,352,889     10,371,388      8,319,852
          Dilutive effect of options            131,918        166,848        153,076        142,416
                                             ----------     ----------     ----------     ----------
   Total                                     10,491,918     10,519,737     10,524,464      8,462,268
                                             ==========     ==========     ==========     ==========

         Options to purchase 667,697 shares of common stock at a range of $6.41 to $14.94 per share for the nine months ended September 30, 1999, and options to purchase 994,074 shares of common stock at a range of $4.90 to $14.94 per share for the three months ended September 30, 1999, were excluded from the diluted net income per share calculation for the period because the exercise price of the options was greater than the average market price of the common shares for the periods. The stock options expire by the year 2009.

                                   (UNAUDITED)

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

8. Stock Repurchase Plan

         On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of September 30, 1999, the Company had repurchased 25,000 shares of its common stock at an aggregate cost to the Company of $150,000.

                                   (UNAUDITED)

9. Reportable Segment

         The Company operates in two business segments: IT Staffing and Computer Hardware Sales. The segment information set forth below is based on the nature of the services offered. The chief operating decision-makers evaluate each segment's performance based primarily on their revenues, gross margin and operating income. The accounting policies of the operating segments are the same as those of the entire Company.



                         THREE MONTHS     NINE MONTHS      THREE MONTHS       NINE MONTHS
                            ENDED            ENDED            ENDED              ENDED
                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                             1999             1999             1998              1998
                         ------------     ------------     ------------      ------------
Revenues(1)
  IT Staffing            $ 30,557,261     $ 92,167,871     $ 27,149,018      $ 74,413,321
  Hardware Sales            7,167,087       19,386,550          382,667         1,053,819
                         ------------     ------------     ------------      ------------
                         $ 37,724,348     $111,554,421     $ 27,531,685      $ 75,467,140
                         ------------     ------------     ------------      ------------

Income Before Taxes(2)
  IT Staffing            $  1,149,236     $  4,364,195     $  2,337,440      $  5,068,868
  Hardware Sales              236,485          752,479          (15,195)           89,380
                         ------------     ------------     ------------      ------------
                         $  1,385,721     $  5,116,674     $  2,322,245      $  5,158,248
                         ============     ============     ============      ============

----------
(1) Two of the Company's clients accounted for approximately 21.00% and 31.73%, respectively, of the Company's IT Staffing revenue. In addition two of the Company's clients accounted for approximately 15.9% and 54.9%, respectively, of the Company's hardware sales for the period ended September 30, 1999 and 1998.

(2) Since all expenses have not been allocated to the hardware sales segment, this basis is not necessarily a measure completed in accordance with generally accepted accounting principles and may not be comparable to other companies. Additionally, the Company does not allocate assets, depreciation expense or capital additions to the hardware segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q, PRINCIPALLY IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," THAT ARE NOT RELATED TO HISTORICAL RESULTS, INCLUDING STATEMENTS RELATING TO YEAR 2000 PREPAREDNESS, WORKING CAPITAL, COSTS OF SETTING UP NEW BRANCH OFFICES, PROFITABILITY OF BRANCH OFFICES, AND THE EFFECT OF LIABILITY, IF ANY, IMPOSED ON THE COMPANY BY THE DEPARTMENT OF LABOR ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO RECRUIT AND RETAIN QUALIFIED TECHNICAL PROFESSIONALS; IDENTIFY, ACQUIRE AND INTEGRATE SUITABLE ACQUISITION CANDIDATES; OBTAIN SUFFICIENT WORKING CAPITAL TO SUPPORT SUCH GROWTH; COMPETE SUCCESSFULLY WITH EXISTING AND FUTURE COMPETITORS; THE ABILITY OF NEW BRANCH OFFICES TO ACHIEVE PROFITABILITY AND OTHER FACTORS DESCRIBED THROUGHOUT THIS FORM 10-Q. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

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

         The Company's revenues grew from $29.1 million in 1995 to $105.7 million in 1998. The Company's historical revenue growth during this period has been driven primarily by increases in the number of professionals placed with existing and new clients. The number of professionals utilized by the Company grew from 320 as of December 31, 1995, to 1,105 as of December 31, 1998, and to 1,159 as of September 30, 1999. For each of 1998, 1997, and 1996, clients from the previous year generated at least 80% of the Company's revenues.

         Through 1998, the Company generated primarily all of its revenues from fees for the provision of IT Staffing. For the period ended September 30, 1999, the Company generated 82.6% of its revenues from fees for the provision of IT staffing services and 17.4% from hardware sales.

         With respect to IT staffing services, clients are typically billed and professionals paid on a weekly basis. The Company recognizes revenues from IT staffing services as they are performed. With respect to hardware sales, clients are typically billed on a weekly basis. The Company recognizes revenues from

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

hardware sales when the title to the hardware equipment passes to the customer.

         The Company's most significant cost is its personnel expense, which consists primarily of salaries, fees and benefits of the Company's professionals. To date, the Company has generally been able to maintain its gross profit margin by offsetting increases in professional salaries and fees with increases in the hourly billing rates charged to clients. However, there can be no assurance that the Company will continue to be able to offset increases in the Company's cost of revenues by increasing the amounts the Company bills to its clients. The Company attempts to control overhead and indirect expenses, which are not directly passed through to its clients, by controlling the rate of its branch office expansion and by maintaining centralized operations and back-office infrastructure.

         The Company increased its administrative, sales, recruiting and training professionals from 207 employees on December 31, 1997 to 275 employees on December 31, 1998, and to 313 at September 30, 1999.

         Over the last ten years, the Company has developed and refined the Technisource Growth Model, which is focused on facilitating rapid internal growth through the replication of Development Triangles. Each Development Triangle is typically comprised of one Account Manager, two or three recruiting professionals and a group of IT professionals. The Company has grown from nine Development Triangles as of December 31, 1995 to 54 Development Triangles as of December 31, 1998, and to 60 Development Triangles as of September 30, 1999. Although the Company's operating margins may be adversely affected during periods following relatively large increases in the number of the Company's Development Triangles, the Company leverages its initial investment in infrastructure as Development Triangles mature and the Company's sales and recruiting personnel achieve greater levels of productivity.

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

         The Company's computer hardware sales grew to approximately $19.4 million in the first nine months of 1999 from approximately $1.1 million in the same period of 1998. The gross margin on the sale of computer hardware, at 9.8%, is substantially lower than the gross margin on the Company's IT staffing services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Consistent with industry trends, the Company has experienced a slowdown in service revenue from certain offices. Technisource believes there will be at least a short-term slowdown in historical revenue and income growth rates and that it will be difficult to forecast revenue for the remainder of 1999.

         The Company has minimized the impact of the reduced growth in demand by shifting recruiting resources and professionals to the Company's faster growing offices. The Company has slowed, but not stopped, office expansion until it has the business to fully utilize its resources without jeopardizing its positioning for rapid growth in the year 2000. This will allow the Company to better utilize its existing infrastructure. In addition, the Company is investing in name recognition in the computer consulting community through increased advertising using the Internet and traditional advertising methods.

         The following table set forth for the periods indicated, depicts the percentage of revenues of certain items reflected in the Company's statements of income:


                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          1999         1998        1999       1998
                                         -------     -------     -------     -------
Revenues                                 100.0 %     100.0 %     100.0 %     100.0 %
Cost of revenues                         77.1 %      74.0 %      77.2 %      74.4 %
                                         -------     -------     -------     -------
Gross profit                             22.9 %      26.0 %      22.8 %      25.6 %
Selling, general and administrative      19.8 %      18.4 %      18.8 %      18.9 %
expenses

                                         -------     -------     -------     -------
Operating income                         3.1 %       7.6 %       4.0 %       6.7 %
Interest and other income                0.6 %       0.9 %       0.6 %       0.3 %
Interest expense                         0.0 %       0.0 %       0.0 %       0.2 %
                                         -------     -------     -------     -------
Income before income taxes               3.7 %       8.5 %       4.6 %       6.8 %
Income taxes                             1.5 %       3.4 %       1.8 %       1.0 %
                                         -------     -------     -------     -------
Net Income                               2.2 %       5.1 %       2.8 %       5.8 %
Pro forma provision for income taxes          --          --          --     2.7 %
Pro forma net income                          --          --          --     4.1 %


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. IT Staffing revenues increased $3.4 million, or 13%, to $30.6 million for the three months ended September 30, 1999, as compared to $27.2 million for the three months ended September 30, 1998. This increase resulted primarily from increased sales in existing offices. Sales of hardware represent approximately 19% of the total sales for the quarter. The hardware sales revenue increased $6.8 million, or 1,772%, to $7.2 million for the quarter ended September 30, 1999, as compared to $382,667 for the quarter ended September 30, 1998. The total number of client divisions and business units billed increased to 636 during the quarter ended September 30, 1999, from 400 during the quarter ended September 30, 1998. Of those, 139 are client divisions and business units billed for the Hardware Group. The number of IT professionals working for the Company increased to 1,159 as of September 30, 1999, from 1,040 as of September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         GROSS PROFIT. Gross profit consists of revenues less cost of revenues. The Company's IT Staffing cost of revenues consists primarily of compensation, benefits and expenses for the Company's professionals and other direct costs associated with providing services to clients. Gross profit for the IT Staffing area increased $957,779, or 14%, to $8.1 million, for the three months ended September 30, 1999, as compared to $7.1 million for the three months ended September 30, 1998. Gross profit for the hardware group increased $505,490, or 747%, to $573,137, for the three months ended September 30, 1999, as compared to $67,647 for the three months ended September 30, 1998. Total gross profit grew while the percent to revenue dropped to 23% from 26% for the three months ended September 30, 1998. The overall Company gross profit margin is impacted by the substantially lower gross profit margin hardware sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $2.4 million, or 47%, to $7.5 million for the three months ended September 30, 1999, as compared to $5.1 million for the three months ended September 30, 1998. The increase primarily resulted from increases in sales and recruiting staff and the expenses attributed to these workforce additions.

         NET INTEREST EXPENSE (INCOME). Net interest income was approximately $224,522 for the three months ended September 30, 1999, as compared to net interest income of approximately $239,859 for the three months ended September 30, 1998. This change is primarily due to lower cash balances in interest bearing accounts.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. IT staffing revenues increased $17.8 million, or 24%, to $92.2 million for the nine months ended September 30, 1999, as compared to $74.4 million for the nine months ended September 30, 1998. This increase resulted primarily from increased revenues in existing offices, and to a lesser extent, the addition of two new branch offices. Sales of hardware represent approximately 17.4% of the total revenues for the nine months ended September 30, 1999. The hardware sales revenue increased 1,740% to $19.4 million for the nine months ended September 30, 1999, as compared to $1 million for the nine months ended September 30, 1998.

         GROSS PROFIT. IT staffing gross profit increased $4.6 million, or 24%, to $23.7 million, for the nine months ended September 30, 1999, as compared to $19.0 million for the nine months ended September 30, 1998. Gross profit for the hardware group increased $1.5 million, or 547%, to $1.7 million, for the nine months ended September 30, 1999, as compared to $266,947 for the nine months ended September 30, 1998. Total gross profit grew while the percent to sales dropped to 23% from 25.6% for the nine months ended September 30, 1998. The lower overall Company gross profit percentage is due to the substantially lower gross profit margin hardware sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $6.7 million, or 47%, to $20.9 million for the nine months ended September 30, 1999, as compared to $14.3 million for the nine months ended September 30, 1998. The increase primarily resulted from increases in the addition of 12 Development Triangles and the expenses attributed to these workforce additions.

         NET INTEREST EXPENSE (INCOME). Net interest income was approximately $644,173 for the nine months ended September 30, 1999, as compared to net interest income of approximately $118,420 for the nine months ended September 30, 1998. This change is primarily due to reduced interest expense resulting from the repayment of outstanding debt during the second quarter of 1998 and interest earned from the investment on net proceeds from the company's public offering of common stock in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity have been cash flow from operations and available borrowings under its line of credit. Cash and cash equivalents and working capital approximated $15.8 million and $33.6 million, respectively, as of September 30, 1999.

         On March 9, 1999 the Company established a line of credit with NationsBank N.A., which provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Under the NationsBank line of credit, interest is payable monthly at LIBOR plus 1.4%. The line of credit expires April 30, 2002. There were no borrowings outstanding under the line of credit at September 30, 1999.

         Net cash used by operating activities was approximately $549,000 for the nine-month period ended September 30, 1999, as compared to $171,000 during the nine-month period ended September 30, 1998. The increase in cash used in operations is primarily due to an increase in accounts receivable.

         Net cash used in investing activities was comparable period to period and represents purchases of property and equipment for office locations.

         For the nine-month period ended September 30, 1999, net cash used in financing activities primarily related to the purchase of treasury stock.

         On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of September 30, 1999, the Company has repurchased 25,000 shares of its common stock at an aggregate cost to the Company of $150,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company anticipates that its primary uses of working capital in future periods will be for the internal development of new offices, expansion of the hardware group, investments in its management information systems, possible acquisitions and the funding of increases in accounts receivable. The Company continually reviews and evaluates acquisition candidates to complement and expand its business. The Company's ability to grow through acquisitions is dependent on the availability of suitable acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company cannot predict to what extent new offices will be added through acquisitions as compared to internal development. The Company currently has no commitments with respect to any potential acquisitions.

         The Company believes that the existing cash and cash equivalents, cash flow from operations and available borrowings under the Credit Facility will be sufficient to meet the Company's presently anticipated working capital needs for at least the next twelve months.

         Inflation did not have a material impact on the Company's revenues or income from operations in the third quarter of fiscal 1999. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

YEAR 2000

         The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather-than four, to define the applicable year of business transactions. In evaluating the Company's state of readiness the Company is considering the following key areas:
(i) the Company's principal staffing and financial systems; (ii) software used in the Company's internal computer network; (iii) third party vendors; (iv) customers; and (v) telecommunications and other support systems. The Company is addressing each of these areas in three separate phases (the "Year 2000 Plan"). The first phase identifies all systems in each area that may contain potential Year 2000 issues. The second phase involves an investigation into whether a Year 2000 issue actually exists for each system identified. The third phase involves actual resolution of the issue and/or the development of a contingency plan.

         The Company has completed an evaluation of its principal staffing and financial systems. These systems are licensed from and maintained by third-party software development companies. The Company has obtained representations from these companies that indicate that the systems are Year 2000-compliant. In addition to those representations, the Company has conducted its own tests of these critical systems to ensure that they are Year 2000-compliant. The Company does not anticipate any significant disruptions of its business resulting from its principal staffing and financial systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company has completed the evaluation of the mission critical software used on the Company's internal computer network. Substantially all software used on the Company's internal computer network is licensed from major software vendors that have represented that their products are compliant or will be compliant by January 1, 2000. The Company has investigated and documented these facts for each software product supported by the Company.

         The Company has completed a review of its third-party vendors. The Company, believes that its exposure with respect to third party vendors is minimal. With the exception of basic utilities, any disruption to the Company's other vendors are not likely to significantly disrupt the Company's business. The Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. As part of the second phase, the Company contacted major telecommunications and utility companies to determine whether any significant interruptions of service are probable. Notwithstanding the Company's efforts in this area, there can be no assurance that the Company's contingency plan will effectively deal with a major failure of public infrastructure.

         The Company has evaluated potential risks associated with its customers' Year 2000 issues. The Company will attempt to evaluate whether a potential disruption of revenue could result from a Year 2000 problem in a customer's system. Although the Company has received some information from its customers regarding their Year 2000 compliance efforts, there can be no assurance that such customers will not experience disruption in their business which would result in material adverse effects to the Company.

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

         Based on the status of the Company's Year 2000 assessments made and remediation work completed to date, total remediation costs, consisting primarily of capital costs to remediate and replace IT and non-IT systems, is not expected to materially impact the Company's financial operations. All remediation costs will be funded through operating cash flows.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company completed an initial public offering (IPO) of its common stock on June 30, 1998, which generated net proceeds to the Company of approximately $31.0 million. The managing underwriters for the IPO were Donaldson, Lufkin & Jenrette Securities Corporation and William Blair & Company. In the IPO the Company registered with the Commission the sale of 3,100,000 newly issued shares of its Common Stock and the sale of up to 465,000 additional shares of Common Stock by certain of the Company's existing shareholders. The Company sold all of the 3,100,000 shares registered for sale by the Company generating gross proceeds of $34,100,000 for the Company. In connection with the IPO, the Company incurred expenses for underwriting discounts and commissions of $2.4 million and other expenses of approximately $0.7 million, for total expenses of approximately $3.0 million. None of such expenses were paid to officers, directors, ten-percent shareholders, or associates or affiliates of such persons or the Company.

         As of September 30, 1999, approximately $13.8 million of the net proceeds of the IPO were invested in U.S. Treasury and highly rated corporate debt securities. In 1998, $10.7 million was distributed to the Company's pre-IPO shareholders as undistributed S Corporation earnings, approximately $5.8 million was used to repay amounts outstanding under the Company's line of credit and approximately $1.0 million had been used for working capital.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         EXHIBIT NUMBER   DESCRIPTION

         3.1        Amended  and  Restated  Articles  of  incorporation  of the
                    Company*
         3.2        Amended and Restated Bylaws of the Company*
         4.1        See Exhibits 3.1 and 3.2 for  provisions of the Articles of
                    Incorporation  and  Bylaws  for the  Company  defining  the rights of holders of Common Stock of the Company
         4.2        Specimen   certificate  for  the  Company's   Common Stock*
         27         Financial Data Schedule

         (b) Current Reports on Form 8-K

         None

----------
* Filed with the Company's Registration Statement on Form S-1 (File No. 333-50803) filed with the Securities and Exchange Commission on April 23, 1998, and incorporated herein by reference.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TECHNISOURCE INC.

Dated: November 12, 1999

                            By:
                            James F. Robertson
                            Executive Vice President, Chief
                            Operating Officer and Director

                            By:
                            John A. Morton
                            Vice-President, Chief Financial
                            Officer and Director

                                INDEX OF EXHIBITS

EXHIBIT NUMBER  DESCRIPTION
--------------  -----------

3.1             Amended and Restated Articles of incorporation of the Company*
3.2             Amended and Restated Bylaws of the Company*
4.1             See  Exhibits  3.1  and  3.2  for  provisions  of the  Articles of Incorporation  and Bylaws for the  Company  defining  the rights of holders of Common Stock of the Company
4.2             Specimen certificate for the Company's Common Stock*
27              Financial Data Schedule

----------
* Filed with the Company's Registration Statement on Form S-1
  (File No. 333-50803) filed with the Securities and Exchange Commission on April 23, 1998, as amended, and incorporated herein by reference.