Form 10-Q/A
period 1999-09-30
TECHNISOURCE INC
filed 1999-11-19
CIK 1059920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                              (AMENDMENT NO. 1 TO)
                                    FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                EXPLANATORY NOTE

         This Amendment No.1 to the Form 10-Q is a Part I filing solely to correct certain information that was omitted during the Edgar conversion and filing process. Accordingly, Part II has been omitted and is incorporated herein by reference.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

  ITEM 1. Financial Statements

                                                                           PAGE
                                                                           ----

           Condensed Consolidated Balance Sheets as of September 30, 1999
           (Unaudited)  and December 31, 1998.............................  1

           Condensed Consolidated Statements of Income for the Three and
           Nine Months Ended September 30, 1999 and 1998 (Unaudited)......  2

           Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 1999 and 1998 (Unaudited)...........  3

           Notes to Condensed Consolidated Financial Statements
           (Unaudited).................................................... 4-8

  Signatures .............................................................  9

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS 1

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             September 30, 1999  December 31, 1998
                                                                 (unaudited)
                                                                ------------      ------------
ASSETS
Current assets:
 Cash and cash equivalents                                      $ 15,779,690      $ 17,545,183
 Trade accounts receivable, less allowance for doubtful
  accounts of $358,933 at September 30, 1999
  and December 31, 1998                                           21,457,605        15,772,435
  Due from shareholders and employees                                138,878           120,597
  Prepaid expenses and other current assets                          792,710           326,255
  Deferred tax asset, current                                        258,643           258,643
                                                                ------------      ------------
   Total current assets                                           38,427,526        34,023,113
Property and equipment, net                                        2,542,189         2,559,790
Other assets                                                         540,167           159,195
Deferred tax asset, noncurrent                                        87,991            87,991
                                                                ------------      ------------
   Total assets                                                 $ 41,597,873      $ 36,830,089
                                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $    841,683      $    723,643
  Income tax payable                                                 586,630           624,378
  Accrued liabilities                                              3,607,577         1,879,194
  Deferred tax liability, current                                      6,065             6,065
                                                                ------------      ------------
   Total current liabilities                                       5,041,955         3,233,280
Deferred tax liability, noncurrent                                   142,269           142,269
                                                                ------------      ------------
   Total liabilities                                               5,184,224         3,375,549

Shareholders' equity:
 Common stock, $.01 par value, 50,000,000 shares authorized,
  10,385,000 and 10,385,000 outstanding as of September 30,
  1999 and December 31, 1998, respectively                           103,850           103,850
 Additional paid-in capital                                       30,096,956        30,057,853
 Retained earnings                                                 6,362,843         3,292,837
 Less: Treasury Stock, 25,000 and 0 shares as of
       September 30, 1999 and December 31, 1998, respectively       (150,000)               --
                                                                ------------      ------------
   Total shareholders' equity                                     36,413,649        33,454,540

                                                                ------------      ------------
   Total liabilities and shareholders' equity                   $ 41,597,873      $ 36,830,089
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
                         ============     ============     ============      ============

----------
(1) Two of the Company's clients accounted for approximately 21.00% and 31.73%, respectively, of the Company's IT Staffing revenue. In addition, two of the Company's clients accounted for approximately 15.9% and 54.9%, respectively, of the Company's hardware sales for the period ended September 30, 1999 and 1998.

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

Dated: November 19, 1999

                            By:
                            James F. Robertson
                            Executive Vice President, Chief
                            Operating Officer and Director

                            By:
                            John A. Morton
                            Vice-President, Chief Financial
                            Officer and Director