Form 10-K
period 1999-12-31
TECHNISOURCE INC
filed 2000-03-30
CIK 1059920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange
    Act of 1934

                  For the Fiscal Year Ended: December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange
    Act of 1934

                        For the transition period from to

                        Commission File Number 000-24391

                               TECHNISOURCE, INC.

             (Exact name of Registrant as specified in its charter)

                  FLORIDA                                     59-2786227
                  -------                                     ----------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                   Identification Number)

     1901 CYPRESS CREEK ROAD, SUITE 201
         FORT LAUDERDALE, FLORIDA                               33309
         ------------------------                               -----
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

   [X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ]

Based on the closing sales price of the registrant's Common Stock on the Nasdaq National Market on February 3, 1999 the aggregate market value of the Common Stock held by nonaffiliates of the registrant was $16,557,267.

The number of shares of the registrant's common Stock outstanding on February 3, 2000 was 10,385,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for use in connection with its 2000 Annual Meeting of Stockholders are incorporated by reference into
Part III.

Certain exhibits listed in Part IV of this annual report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934.

                                TABLE OF CONTENTS

                                                                                                            PAGE
Item 1.           Business............................................................................        2

Item 2.           Properties..........................................................................       12

Item 3.           Legal Proceedings...................................................................       12

Item 4.           Submission of Matters to a Vote of Securities Holders...............................       12

PART II

Item 5.           Market for Registrant's Common Stock and

                  Related Shareholder Matters.........................................................       13

Item 6.           Selected Consolidated Financial Data................................................       14

Item 7.           Management's Discussion and Analysis of Financial Condition

                  and Results of Operations...........................................................       15

                  Forward Looking Information: Certain Cautionary Statements..........................       21

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..........................       26

Item 8.           Consolidated Financial Statements and Supplementary Data............................       27

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosures...........................................................       47

PART III

Item 10.          Directors and Executive Officers of the Company.....................................       48

Item 11.          Executive Compensation..............................................................       48

Item 12.          Security Ownership of Certain Beneficial Owners and Management......................       48

Item 13.          Certain Relationships and Related Transactions......................................       48

PART IV

Item 14.          Exhibits, Financial Schedules and Reports on Form 10-K..............................       48


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Technisource, Inc. ("Technisource" or the "Company") is a national provider of information technology staffing and consulting services through 27 offices in the United States and Canada, utilizing over 1100 highly trained IT, e-commerce and web development professionals. The Company's IT, e-commerce and web development professionals provide services which are used to staff, design, develop and implement IT solutions, including database development, documentation and training, ERP package implementation, help desk/desktop support, Internet/intranet development, mainframe development, network engineering, real-time development, systems administration and testing & quality assurance. The Company's services are provided to various departments within its clients' organizations, including research and product development departments.

         Since the Company's inception on March 25, 1987, the Company has developed and refined an internal growth methodology which is focused on facilitating rapid internal growth through the replication of Technisource Development Triangles. Each Development Triangle is typically comprised of one account manager, two trained recruiting professionals and a group of IT, e-commerce and web development professionals. As the revenues generated by a Development Triangle reaches a budgeted profitability level, a high-performing recruiting professional from the Development Triangle is promoted to account manager and forms a new Development Triangle, which is seeded with a portion of the revenue-generating projects and IT, e-commerce and web development professionals from the original Development Triangle. This scalable model fuels growth by developing and retaining employees within the Technisource culture and by reducing the time required to achieve profitability and the risks associated with expansion.

         The Company has demonstrated the scalability of the Technisource Growth Model, having replicated over 60 Development Triangles. This has resulted in rapid internal growth, as revenues have increased at a five-year compound annual growth rate of 56%, from $15.6 million in 1994 to $144.7 million in 1999. The Company has grown from five branch offices in 1994 to 27 branch offices in 1999.

         The key elements of the Company's business strategy are the following:
(i) rapidly deploy highly trained IT, e-commerce and web development professionals; (ii) apply the Technisource Growth Model by replicating Development Triangles; (iii) establish long-term client relationships; (iv) provide a wide range of IT capabilities; (v) capitalize on local presence; and
(vi) leverage established infrastructure. Technisource's substantial investment in a centralized infrastructure leaves the Company well positioned to continue its expansion. For example, the Company has expanded its proprietary TSRC Database to include over 100,000 potential IT, e-commerce and web development professionals and their qualifications, which allows the Company to identify and quickly deploy IT, e-commerce and web development professionals with the appropriate skill sets.

         Technisource believes that the breadth of its staffing and consulting service offerings fosters long-term client relationships, affords cross-selling opportunities, reduces its dependence on any single technology and enables the Company to attract IT, e-commerce and web development professionals with a variety of skill sets to service the needs of the Company's clients. For each of the years 1999, 1998, and 1997, existing clients from the previous year generated at least 70% of the Company's revenues. In 1999, the Company provided IT services to over 500 clients in the United States, including more than 850 divisions or business units, in a diverse range of industries. Clients include AlliedSignal, AT&T, Caterpillar, Eli Lilly, General Electric, General Motors, Honeywell, Lockheed Martin, Lucent Technologies, Motorola, Rockwell and UPS. The Company's strategy is to leverage the Technisource Growth Model to generate same-office growth and expansion of branch-office locations, and to selectively take advantage of acquisition opportunities.

         The Company's growth strategy includes the following elements: (i) expand geographic presence through opening new branch offices; (ii) pursue strategic acquisitions or partnerships; (iii) broaden service lines and IT capabilities; and (iv) leverage existing client base.

INDUSTRY OVERVIEW

         Increased competition, deregulation, globalization and technological advances are forcing business organizations to increasingly rely on IT solutions to resolve business issues and increase productivity. The ability of an organization to integrate, deploy and manage new information technologies has become critical to its long-term viability and competitiveness. The migration of technology throughout the business enterprise has created a wide range of opportunities, including improved service and product capabilities. These capabilities are being deployed throughout a variety of complicated networking protocols, operating systems, databases, devices and architectures. Organizations are increasingly outsourcing technology services functions throughout the business enterprise in order to: (i) keep pace with rapidly changing technologies; (ii) efficiently match employee skills and utilization levels with current needs; and (iii) address the growing shortage of IT, e-commerce and web development professionals.

         KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES. Growth in the IT staffing and consulting services industry has been fueled by the clients' need to remain competitive through the use of emerging technology capabilities, including open and distributed computing, client/server architectures, Internet/intranet, relational databases and object-oriented programming. The pace of change in technology capabilities quickly renders existing IT infrastructure obsolete and makes it more difficult for organizations to maintain the requisite internal expertise needed to evaluate, develop and integrate new technologies.

         MATCH EMPLOYEE SKILLS AND UTILIZATION LEVELS WITH CURRENT NEEDS. Organizations are outsourcing technical functions to keep pace with changes in technology and better match available skills with project requirements. In today's rapidly changing environment, technical professionals are often needed on a project by project basis. Organizations often lack the quantity or variety of IT skills necessary to efficiently match project requirements with the availability of qualified internal employees. The outsourcing of technical skills in a controlled environment creates higher utilization rates and a more efficient deployment of technical skills. Outsourcing IT services functions has also reduced management's exposure to uncertain expenses, including the costs of recruiting, hiring, terminating and under-utilizing permanent employees.

         ADDRESS THE SHORTAGE OF IT, E-COMMERCE AND WEB DEVELOPMENT STAFFING & CONSULTING PROFESSIONALS. As business organizations continue to move from centralized mainframe architectures to distributed client/server technologies, the Company believes that there will continue to be a demand for IT, e-commerce and web development professionals. In addition, the shortage of skilled IT, e-commerce and web development professionals and the complexity of IT solutions have forced senior executives to rely on outside specialists to help them execute IT strategies. Business organizations often lack recruiting and employee management networks capable of attracting and deploying, on short notice, large numbers of qualified IT, e-commerce and web development professionals. Further, these organizations often lack the infrastructure necessary to provide training to IT, e-commerce and web development professionals in emerging technology skills. Third-party IT services providers have been able to attract, develop, motivate and retain qualified IT, e-commerce and web development professionals by offering a variety of benefits, including the opportunity to train and work with emerging technologies in multiple industries, flexible work and travel schedules, and accelerating cash and stock compensation.

         According to industry sources, the worldwide market for IT services was estimated at $280 billion in 1997 with a projected market of $400 billion for 2001. The Company believes the IT services industry is highly fragmented and will experience consolidation as smaller IT services firms are unable to meet the wide-ranging service needs of, or provide nationwide services to, large national or international clients, and are unable to achieve economies of scale in recruiting, training and managing IT, e-commerce and web development professionals. The Company believes that these trends will provide opportunities for certain industry participants to expand their operations by acquiring smaller IT staffing and consulting firms.

BUSINESS STRATEGY

         The key elements of the Company's business strategy are the following:

         RAPIDLY DEPLOY HIGHLY TRAINED IT, E-COMMERCE AND WEB DEVELOPMENT STAFFING & CONSULTING PROFESSIONALS. Technisource's growth has been fueled by its ability to recruit and deploy, on short notice, experienced IT, e-commerce and web development professionals to meet client needs on a national basis. The Company's proprietary TSRC Database of over 100,000 potential IT, e-commerce and web development professionals and their qualifications allows the Company to identify and quickly deploy IT, e-commerce and web development professionals with the appropriate skill sets to meet client needs. In order to maximize its ability to capitalize on industry growth, the Company has developed and maintained an aggressive professional recruiting strategy, with a full complement of recruiting professionals to support each of the Company's offices. Also, the Company has made substantial investments in computer-based training systems that enable its IT, e-commerce and web development professionals to learn new skills in response to changing industry requirements. This helps ensure the high quality of the Company's IT, e-commerce and web development professionals and helps them to achieve their career objectives.

         APPLY THE TECHNISOURCE GROWTH MODEL BY REPLICATING DEVELOPMENT TRIANGLES. Over the last eleven years, the Company has developed and refined the Technisource Growth Model. This model is focused on facilitating rapid internal growth through the replication of Development Triangles. Each Development Triangle is typically comprised of one account manager, two trained recruiting professionals and a group of IT, e-commerce and web development professionals, who are assigned to projects managed by the account managers. As each Development Triangle reaches a budgeted profitability level, a high-performing recruiting professional from the Development Triangle is promoted to account manager and a new Development Triangle is created. Each new Development Triangle is seeded with a portion of the revenue-generating projects and IT, e-commerce and web development professionals from the original Development Triangle. Account managers involved in the creation of several Development Triangles may be further promoted to branch or regional manager. Due to the rapid growth and current size and scope of Technisource, branch managers and other key management positions have been established. These positions include, but are not limited to, Vice President of National Accounts and Vice President of Recruiting. The Company's TSRC Database maximizes employee utilization and the expansion of skill sets by managing the migration of IT, e-commerce and web development professionals between projects and Development Triangles. The Company has replicated over 60 Development Triangles, which currently include over 1100 IT, e-commerce and web development professionals. The Company has demonstrated the scalability of the Technisource Growth Model as revenues have increased at a five-year compound annual growth rate of 56%, from $15.6 million in 1994 to $144.7 million in 1999.

         ESTABLISH LONG-TERM CLIENT RELATIONSHIPS. The Company's goal is to continue to establish long-term client relationships that enable the Company to cross-sell its capabilities within and expand the Company's business throughout a client organization. The Company's account managers are trained to understand the full breadth of the Company's capabilities and their clients' business needs. By developing long-term client relationships, account managers are better able to identify client needs and cross-sell the Company's services, generating recurring revenue streams. For each of the years 1999, 1998, and 1997, existing clients from the previous year generated at least 70% of the Company's revenues. The Company continuously bids for Preferred Vendor Status with many clients across the United States. Many of these bids have been won for Fortune 1000 companies, banks and utilities. Some such awards include Bank of America, Nortel, and Cisco Systems. Another example of the Company's success in building long-term client relationships is its relationship with Motorola, which was serviced by one account manager and generated revenues of approximately $340,000 from three client locations in 1993, and grew, through the Technisource Growth Model, to nine account managers, revenues of approximately $13.0 million and fifteen client locations in 1999.

         PROVIDE A WIDE RANGE OF IT CAPABILITIES. The Company's staffing and consulting services are provided to various departments within its client's organization, including research and product development departments. The Company provides its clients with a wide range of staffing and consulting services for IT applications, solutions and services, including database development, documentation and training, ERP package implementation, help desk/desktop support, Internet/intranet development, mainframe development, network engineering, real-time development, systems administration and testing and quality assurance. These services are provided in a wide variety of computing environments, and use leading technologies, including client/server architectures, object-oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies. In addition, the Company has developed proprietary methodologies and tools to improve productivity and enhance the value of the Company's services. The wide range of the Company's IT capabilities enhances the Company's ability to establish long-term client relationships and provides the Company with the opportunity to cross-sell multiple services.

         CAPITALIZE ON LOCAL PRESENCE. Technisource has a geographically diverse network of 27 branch offices in the United States and Canada, established and grown by replicating Development Triangles and through selective acquisitions. The Company's branch office network demonstrates the Company's commitment to each local market, enables the Company to generate additional client projects, and enhances the Company's ability to attract experienced, locally based IT, e-commerce and web development professionals. This branch network increases efficiencies to clients by enhancing the Company's responsiveness and minimizing travel expense.

         LEVERAGE ESTABLISHED INFRASTRUCTURE. In order to facilitate the Technisource Growth Model, the Company has made significant capital investments in its infrastructure, including a centralized client server accounting system, and centralized billing, collections, and payroll systems. The Company also has a centralized training program in Ft. Lauderdale, Florida for newly hired recruiting professionals, centralized CBT Systems training capabilities through the Company's intranet site, and the proprietary TSRC Database that matches the Company's client requirements with the skill sets of the Company's IT, e-commerce and web development professionals. This infrastructure has the capacity to support significant growth with only modest additional capital expenditures and additions to administrative personnel.

GROWTH STRATEGY

         The Company's strategy is to grow its business by using the Technisource Growth Model to generate same-office growth and expansion of branch office locations, and to selectively take advantage of acquisition opportunities. The Company has demonstrated the scalability of the Technisource Growth Model as revenues have increased at a five-year internal compound annual growth rate of 56%, from $15.6 million in 1994 to $144.7 million in 1999. The Company's growth strategy includes the following elements:

         EXPAND GEOGRAPHIC PRESENCE BY REPLICATING DEVELOPMENT TRIANGLES. Technisource has successfully expanded geographically by servicing new and existing clients in strategic locations. One way the Company intends to continue to expand its geographic presence by opening additional branch offices in selected locations. The Company utilizes the Technisource Growth Model to establish new branch offices by replicating Development Triangles in new locations. The Company believes the Technisource Growth Model reduces the time required to achieve profitability, as well as the risks associated with opening new offices, by replicating Development Triangles. The Company has grown from five branch offices in 1994 to 27 branch offices in 1999. The Company's substantial investment in a centralized infrastructure leaves the Company well positioned to continue the expansion of its branch office locations. In connection with each new branch office, the Company's Office Development Team acquires office space, outfits the new office with appropriate hardware, integrates back-office operations with the Company's centralized systems, and enables the new office to access the Company's TSRC Database.

         PURSUE STRATEGIC ACQUISITIONS OR PARTNERSHIPS. The Company intends to selectively pursue strategic acquisitions that will provide well-trained, high-quality professionals, new service offerings, additional industry expertise, a broader client base and an expanded geographic presence, both domestically and internationally. The Company believes that acquisition opportunities exist due to the highly fragmented nature of the IT services industry. The Company currently is reviewing potential acquisitions, but has no agreements, understandings or commitments with respect to any potential acquisition.

         BROADEN SERVICE LINES AND IT CAPABILITIES. Technisource believes that it can increase its revenues from existing clients and attract new clients by expanding its base of IT, e-commerce and web development professionals to include additional professionals with an increasingly broad range of skill sets. The Company has expanded its service lines and capabilities over the last ten years to utilize IT, e-commerce and web development professionals with skill sets, including database development, documentation and training, ERP package implementation, help desk/desktop support, Internet/intranet development, mainframe development, network engineering, real-time development, systems administration and testing and quality assurance. The Company provides its IT, e-commerce and web development professionals with substantial computer-based training resources in order to allow them to respond to market needs by retooling their skills. The Company plans to continue to selectively expand the services it offers its clients in order to meet its client's evolving technological needs.

         LEVERAGE EXISTING CLIENT BASE. The Company intends to continue its internal growth by expanding the amount of work it performs for existing clients. By replicating the Development Triangles servicing existing clients, the Company can service additional divisions and business units of existing clients and the Company's account managers can better cross-sell the Company's wide range of capabilities. During 1999, the Company provided services to over 500 clients in the United States, including more than 850 divisions or business units. The Company believes that its long-term client relationships and its ability to address its client's needs throughout the lifecycle of their IT systems provides the Company with substantial growth opportunities.

REPRESENTATIVE SERVICES AND SKILLS

         Technisource offers its clients a comprehensive range of IT staffing and consulting services required to successfully design, develop and implement IT solutions. The following is a summary of representative technology skill sets provided by the Company:


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

REAL-TIME DEVELOPMENT          Professionals in this area are proficient in ADA,
                               assembly language, microprocessor experience and debuggers. Assignments typically involve working with a large team of engineers developing a subsystem for an aircraft or a communications device. These assignments generally involve significant documentation, testing and quality assurance requirements.

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

TESTING & QUALITY ASSURANCE    These professionals participate in clients'
                               quality assurance efforts. Services performed include interfacing with clients to develop systems' test requirements; interpreting, determining and refining test specifications;
                               writing test plans; overseeing systems tests;
                               troubleshooting; establishing test tools; and writing test reports.

CLIENTS

         During 1999, the Company provided services to over 500 clients in the United States, including more than 850 divisions or business units. More than 50% of the Company's revenues during 1999 were generated from Fortune 500 companies. The Company seeks to maximize its client retention rate and secure follow-on engagements by being responsive to clients and providing high quality services. For each of the years 1999, 1998, and 1997, existing clients from the previous year generated at least 70% of the Company's revenues. During 1999, the Company's two most significant clients, Motorola and Rockwell, each accounted for approximately 10.9% of the Company's staffing revenues. The IT services provided to Motorola were divided among a number of divisions and subsidiaries in fifteen client locations.

SALES

         New business engagements are generated by account managers, who manage the Development Triangles. Upon being promoted from a recruiting professional to an account manager in connection with the replication of a Development Triangle, the account manager is seeded with a portion of the current revenue-generating projects and a group of IT, e-commerce and web development professionals from the original Development Triangle. The Technisource Growth Model is designed to provide incentives to account managers to generate new client engagements and further replicate Development Triangles. The Company's execution of the Technisource Growth Model enabled the Company to generate 161 new clients in 1998 and 277 new clients in 1999. In 1999, the Company serviced over 500 clients, including more than 850 divisions or business units.

         Each account manager is responsible for managing client relationships, ensuring that the Development Triangle is performing as expected, and identifying new business opportunities. The Company has six regional managers, who are responsible for the performance of four-to-ten Development Triangles within one or more of the Company's geographic locations. The Company's regional managers and account managers are compensated through a highly incentive-based compensation system that includes a combination of base salary, commissions and bonuses.

         The Company compensates its regional managers and account managers with stock options in order to further align their interests with the Company's shareholders and to increase the performance-based portion of their compensation packages. The Company believes that its performance-based compensation structure provides incentives to its employees and allows the Company to retain high-performing employees by compensating them at competitive levels.

HUMAN RESOURCES AND RECRUITING

         The Technisource Growth Model is designed to expand the skills and develop the careers of the Company's employees and IT, e-commerce and web development professionals, while providing substantial incentives to further the Company's growth. The Company provides its IT, e-commerce and web development professionals with substantial computer-based training resources in order to allow its IT, e-commerce and web development professionals to respond to market needs by retooling their skills. This has resulted in the Company maintaining a highly skilled pool of career-oriented IT, e-commerce and web development professionals. The Company also develops the careers of its recruiting professionals and account managers by promoting high-performing recruiting professionals to account managers with responsibility for a Development Triangle, and by promoting high-performing account managers to regional managers, with responsibility for several Development Triangles in multiple geographic locations.

         The Company's future growth depends in large part on its ability to attract, develop, motivate and retain highly skilled IT, e-commerce and web development professionals. The Company's strategy for attracting career-oriented IT, e-commerce and web development professionals includes providing computer-based training; allocation of assignments in accordance with employee skills and career objectives; and an optional comprehensive benefits package including a Company-matched 401(k) plan, health and dental insurance, a flexible spending account and tuition reimbursement. The Company also uses employee stock options as an important part of its recruitment and retention strategy.

         On December 31, 1999, the Company had 178 full-time recruiting and sales professionals dedicated to hiring IT, e-commerce and web development professionals and new recruiting professionals. The Company actively recruits IT, e-commerce and web development professionals and recruiting professionals by advertising in leading national and local newspapers and trade magazines, through employee recruitment and skill-matching capabilities on the Company's web site, and by participating in career fairs. In addition, the Company provides incentives for its employees and IT, e-commerce and web development professionals to refer candidates for new positions.

         Each new recruiting professional hired by the Company is trained during a training course held at the Company's training center located in Ft. Lauderdale, Florida. The training course teaches the recruiting professionals the Company's culture and operating procedures, proprietary tools and techniques, and technical skills.

         As part of its retention efforts, the Company has formulated a strategy for minimizing turnover that emphasizes human resource management, competitive salaries, comprehensive benefits and employee stock options. The Company's IT, e-commerce and web development professionals typically have bachelors or masters degrees in Computer Science or other technical disciplines. As of December 31, 1999, the Company had 1,359 employees, including 1,039 IT, e-commerce and web development professionals, 62 sales and marketing personnel, 116 recruiting professionals and 142 general and administrative personnel. As of December 31, 1999, the Company also had 124 independent contractors working on client engagements. The Company's employees are not represented by a union or covered by a collective bargaining agreement and the Company believes that the relationship between the Company and its employees is good.

COMPETITION

         The IT services industry is highly competitive. The Company competes for clients, qualified IT, e-commerce and web development professionals, account managers and recruiting professionals with a variety of companies, including general IT services firms, temporary staffing and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies, systems consulting and implementation firms, programming companies and niche providers of IT services. Several traditional staffing companies, which have historically emphasized the placement of clerical and other less highly skilled personnel on short-term assignments, have begun to provide IT services competitive with those provided by the Company. The Company also competes for technical IT, e-commerce and web development professionals within the internal IT departments of its clients and potential clients. In addition, as part of the Company's growth strategy, the Company may also compete with other IT staffing and services companies for suitable acquisition candidates.

         Several of the Company's competitors are substantially larger than the Company and have greater financial and other resources. Many of these competitors have also been in business much longer than the Company and have significantly greater name recognition. Because the Company's competitors may be able to meet a broader range of a client's IT staffing and services needs and serve a broader geographic range than the Company, they may be better able to compete for national client accounts.

         The Company believes that the primary competitive factors in obtaining and retaining clients are its ability to provide comprehensive IT solutions for all aspects of a client's IT needs, its understanding of the specific requirements of a project and its ability to rapidly deploy carefully screened, highly trained IT, e-commerce and web development professionals at competitive prices. The primary competitive factors in attracting and retaining qualified candidates for IT staffing and consulting services positions are the Company's ability to offer competitive wages and provide a consistent flow of high-quality and varied assignments.

         The Company's executive offices are located at 1901 West Cypress Creek Road, Suite 201, Ft. Lauderdale, Florida 33309, and its telephone number is
(954) 493-8601.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in Fort Lauderdale, Florida, where the Company leases approximately 16,000 square feet of office space. The Company's other current offices are located in Huntsville, Alabama; Tempe, Arizona; Santa Ana and San Diego, California; Toronto, Canada; Greenwood Village, Colorado; Fort Lauderdale, Jacksonville, Orlando, Tampa and Tallahassee, Florida; Atlanta, Georgia; Chicago, Downer's Grove, Palatine and Peoria, Illinois; Carmel, Indiana; Cedar Rapids and Des Moines, Iowa; Overland Park, Kansas; Hazlet, New Jersey; New York, New York; Charlotte and Raleigh, North Carolina; Dallas, Texas; Richmond, Virginia; and Seattle, Washington. The Company believes that its facilities are adequate for its current needs and that additional facilities can be leased to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company or its properties or to which the Company is a party.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Technisource's common stock commenced trading on June 25, 1998 on the NASDAQ National Market under the symbol "TSRC". The following table sets forth the high and low closing prices of Technisource's common stock for the periods indicated:

                                                     High       Low
                                                   --------   --------
FISCAL YEAR ENDED DECEMBER 31, 1998
   Second Quarter (commencing June 25, 1998)       $ 11.312   $ 11.000
   Third Quarter ...........................       $ 15.250   $  7.750
   Fourth Quarter ..........................       $  9.875   $  5.750

FISCAL YEAR ENDED DECEMBER 31, 1999
   First Quarter ...........................       $ 11.250   $  5.570
   Second Quarter ..........................       $  7.062   $  5.000
   Third Quarter ...........................       $  6.685   $  3.875
   Fourth Quarter ..........................       $  6.125   $  3.500

         On February 3, 2000, there were approximately 871 holders of record of Technisource's common stock. The Company has never declared or paid dividends on TSRC common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below as of and for the years ended at December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from the audited consolidated financial statements of Technisource, Inc. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Technisource's consolidated financial statements and notes thereto included elsewhere in this report.

                                                               YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------
   STATEMENT OF INCOME DATA :                    1999        1998        1997       1996         1995
                                               --------    --------    --------    --------    --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ...................................    $144,655    $105,677    $ 67,327    $ 40,360    $ 29,130
Cost of revenue ...........................     111,528      78,912      50,775      30,624      21,879
                                               --------    --------    --------    --------    --------
Gross profit ..............................      33,127      26,765      16,552       9,736       7,251
Selling, general and administrative
expenses ..................................      28,395      19,537      12,222       6,659       4,778
                                               --------    --------    --------    --------    --------
Operating income ..........................       4,731       7,228       4,330       3,077       2,473
Interest and other income .................         896         478          27           8          23
Interest expense ..........................          59         125         160         105          60
                                               --------    --------    --------    --------    --------
Income before income taxes ................       5,569       7,581       4,197       2,980       2,436
Income taxes ..............................       2,339       1,748         183         231          22
                                               --------    --------    --------    --------    --------
Net income ................................    $  3,320    $  5,833    $  4,014    $  2,749    $  2,414
                                               --------    --------    --------    --------    --------
Income before taxes .......................    $     --    $  7,581    $  4,197    $  2,980    $  2,436
Pro forma provision for incremental
  income taxes (1) ........................          --       3,040       1,683       1,082         952
                                               --------    --------    --------    --------    --------
Pro forma net income ......................    $     --    $  4,541    $  2,514    $  1,898    $  1,484
                                               ========    ========    ========    ========    ========
Net income per share-basic ................    $    .31    $     --    $     --    $     --    $     --
                                               ========    ========    ========    ========    ========
Net income per share-diluted ..............    $    .31    $     --    $     --    $     --    $     --
                                               ========    ========    ========    ========    ========
Pro forma net income per share-basic ......    $     --    $    .51    $    .35    $    .26    $    .21
                                               ========    ========    ========    ========    ========
Pro forma net income per share-diluted ....    $     --    $    .51    $    .30    $    .23    $    .18
                                               ========    ========    ========    ========    ========
Weighted average common and common
  equivalent shares outstanding-basic .....      10,369       8,845       7,200       7,200       7,200
Weighted average common and common
  equivalent shares outstanding-diluted (2)      10,524       8,990       8,354       8,354       8,354

                                                                    AS OF DECEMBER 31,
                                               --------------------------------------------------------
                                                 1999        1998        1997        1996        1995
                                               --------    --------    --------    --------    --------
BALANCE SHEET DATA:
   Cash and cash equivalents ..............    $ 17,354    $ 17,545    $    470    $    174    $      6
   Working capital ........................      33,764      30,790       5,946       3,191       3,390
   Total assets ...........................      40,584      36,830      10,638       7,949       4,455
   Total debt .............................          --          --          10          10          10
   Total shareholders' equity .............      36,606      33,455       7,230       3,914       3,681

---------------------

(1) The pro forma statement of operations information has been computed for the pro forma period by adjusting the Company's net income, as reported for such period, to record incremental income taxes which would have been recorded had the Company been a C corporation during such period. See "S Corporation Distribution," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes to Financial Statements.

(2) The weighted average shares outstanding-diluted includes: (i) the pro forma effect of the of 849,644 shares of Common Stock needed to generate net proceeds sufficient to pay the estimated S corporation distribution; and
     (ii) the dilutive effect of common stock equivalents using the treasury stock method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Technisource is a national provider of IT staffing and consulting services through 27 offices in the United States and Canada, utilizing over 1100 highly trained IT, e-commerce and web development professionals. The Company has achieved a compound annual revenue growth rate of 56% over the past five years. This growth rate has been generated internally, without the benefit of acquisitions. This Management's Discussion and Analysis discusses the Company's operations for the years ended December 31, 1999, 1998, and 1997. On June 25, 1998, Technisource completed an Initial Public Offering ("IPO") of 3.1 million shares with net proceeds to the Company of $30.7 million.

         The Company's revenues grew to $144.7 million in 1999 from $29.1 million in 1995. The Company's revenue growth is driven primarily by increases in the number of IT, e-commerce and web development professionals placed with existing and new clients. The number of IT, e-commerce and web development professionals utilized by the Company grew to 1,163 as of December 31, 1999 from 320 as of December 31, 1995. For each of 1999, 1998, and 1997, clients from the previous year generated at least 70% of the Company's revenues. Revenues are generated substantially from fees for the provision of IT staffing services, most of which are billed at contracted hourly rates. Clients are typically billed and IT, e-commerce and web development professionals are paid on a weekly basis. Revenues are recognized as services are performed.

         The Company's most significant cost is its personnel expense, which consists primarily of salaries, fees and benefits for the IT, e-commerce and web development professionals. To date, the Company has generally been able to maintain its gross profit margin by offsetting increases in IT professional salaries and fees with increases in the hourly billing rates charged to clients. However, there can be no assurance that the Company will continue to be able to offset increases in the cost of revenues by increasing the amounts billed to its clients. The Company attempts to control overhead and indirect expenses, which are not passed through to its clients, by controlling the rate of its branch office expansion and by maintaining centralized operations and back-office infrastructure.

         Over the last eleven years, the Company has developed and refined the Technisource Growth Model. This model is focused on facilitating rapid internal growth through the replication of Development Triangles. The Company has grown to 62 Development Triangles as of December 31, 1999 from nine Development Triangles as of December 31, 1995. The Company invested in the creation of eight Development Triangles in 1999. Although the Company's operating margins may be adversely affected during periods following relatively large increases in the number of the Company's Development Triangles, the Company leverages its initial investment in infrastructure as Development Triangles mature and the Company's sales and recruiting personnel achieve greater levels of productivity.

         The Company anticipates that each new branch office will require an investment of approximately $100,000 to $150,000 in order to begin operations and fund operating losses for an initial ten to twelve-month period of operations. This length of time is the amount management believes should generally be required for a new office to achieve profitability. The Company expenses the costs of opening a new office as expenses are incurred. The Company anticipates continuing to leverage its current network of 27 branch offices, as the start-up costs have already been expensed and additional start-up branch office costs will constitute a smaller percentage of revenues as the Company continues to increase its revenue base. There can be no assurance that new Development Triangles or branch offices will be profitable within projected time frames, or at all.

         Operations for the Hardware Division of the Company began in the fall of 1997. In 1999, the Company began reporting the Hardware Division as a separate division of Technisource, Inc. The Hardware Division provides hardware and hardware components for computers and computer related uses. The Division staffs over 10 employees and works primarily from the Ft. Lauderdale, Florida Technisource location. For the year ended December 31, 1999, the Hardware Division grossed $24.1 million and contributed $2.3 million in gross profit.

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

RESULTS OF OPERATIONS

         The following table shows the percentage of revenues and the percentage change from the prior period for the periods indicated:

                                                                             Percentage Increase
                                                        Years Ended            (decrease) from
                                                        December 31               Prior Year
                                               --------------------------------------------------
                                                1999      1998      1997        1999        1998
                                               ------    ------    ------     -------     -------
Staffing revenue                                 83.3 %    98.0 %    99.9 %      16.4 %      53.9 %
Hardware revenue                                 16.7       2.0       0.1     1,019.1     2,821.4
                                               ------    ------    ------     -------     -------
Total revenue                                   100.0     100.0     100.0        36.9 %      57.0

Staffing cost of services                        62.0      73.0      75.3        16.3        52.0
Hardware cost of services                        15.1       1.7       0.1     1,118.0     3,009.3
                                               ------    ------    ------     -------     -------
Total cost of services                           77.1      74.7      75.4        41.3        55.4
                                               ------    ------    ------     -------     -------
      Gross Profit                               22.9      25.3      24.6        23.7        61.7
Cost of expenses:
      Selling, General and Administrative        18.5      18.2      59.9        19.6        45.3
                                               ------    ------    ------     -------     -------
Operating income                                  3.3       6.8       6.4       (34.5)       66.9
Other income (expense)                            0.6       0.3      (0.2)          *           *
                                               ------    ------    ------     -------     -------
Income before income taxes                        3.8       7.1       6.2       (26.5)       80.6
Income taxes                                      1.6       1.6       0.3           *           *
                                               ------    ------    ------     -------     -------
Net Income                                        2.2       5.5       5.9       (28.9)       55.6
Pro forma income tax                                *       1.2       2.2           *        13.9
                                               ------    ------    ------     -------     -------
Net Income                                          * %     4.3 %     3.7 %         * %      80.6 %
                                               ======    ======    ======     =======     =======

* Not meaningful


YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

         STAFFING DIVISION. The Company's staffing revenues increased 16.4% to $120.5 million in 1999 from $103.5 million in 1998. This growth is primarily attributable to increased sales in existing offices, and, to a lesser extent, the addition of three new branch offices in 1999. The three offices were opened throughout the year in Seattle, Washington, Tallahassee, Florida, and Richmond, Virginia. The total number of client divisions and business units billed increased to 729 during year ended December 31, 1999 from 548 during year ended December 31, 1998. The number of IT, e-commerce and web development professionals working for the Company increased to 1,163 as of December 31, 1999 from 1,105 as of December 31, 1998.

         HARDWARE DIVISION. The Company's hardware revenues increased to $24.1 million in 1999 from $2.2 million in 1998. This growth is primarily attributable to the increased focus of hardware sales outside the cross-selling of computer hardware with the staffing division. The hardware division also added additional sales staff in the San Diego, California and Chicago, Illinois offices, along with increasing their established sales group in Ft. Lauderdale. The total number of hardware clients increased to 151 in 1999 from 88 in 1998.

GROSS PROFIT

         STAFFING DIVISION. Gross profit consists of revenues less cost of revenues. The Company's staffing cost of revenues consists primarily of salary, benefits and expenses for the Company's IT, e-commerce and web development professionals and other direct costs associated with providing services to clients. Gross profit increased 16.8% to $30.8 million in 1999 from $26.4 million in 1998. As a percentage of revenues, gross profit remains constant at 25.5% in 1999 and 25.5% in 1998.

         HARDWARE DIVISION. The Company's hardware cost of revenues consists primarily of direct costs associated with the products provided to the clients. Gross profit increased to $2.3 million in 1999 from $362,479 in 1998. As a percentage of revenues, gross profit decreased to 9.5% in 1999 from 16.8% in 1998. This decrease is attributable to the Hardware Division's reduction in cross-selling computer hardware with the staffing division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         STAFFING DIVISION. Staffing division selling, general and administrative expenses consist primarily of costs associated with the staffing division's direct selling and marketing efforts, human resources and recruiting departments, administration, training and facilities. Staffing selling, general and administrative expenses increased 40.4% to $27.1 million for year ended December 31, 1999 from $19.3 million for year ended December 31, 1998. As a percentage of revenues, selling, general and administrative expenses increased to 22.5% in 1999, from 18.6%
in 1998. This increase resulted from expenses incurred to build and enhance the infrastructure necessary to support the Company's continued revenue growth. This included opening three branch offices during fiscal year 1999, the addition of eight Development Triangles, which increased the number of sales and recruiting professionals during this period

         HARDWARE DIVISION. Hardware division selling, general and administrative expenses consist primarily of costs associated with the hardware division's direct selling and marketing efforts, human resources and sales departments, administration and facilities. Hardware selling, general and administrative expenses increased to $1.3 million for year ended December 31, 1999 from $266,349 for year ended December 31, 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 5.4% in 1999 from 12.4% in 1998. This decrease resulted from the continued growth of the Hardware Division's revenues along with the monitoring of the increase in expenses to meet the natural growth rate of the division. The 1999 expense numbers include additional sales people, including one in San Diego, California and one in Chicago, Illinois.

NET INTEREST INCOME

         Net interest income was $836,974 for the year ended December 31, 1999, as compared to $353,801 for the year ended December 31, 1998. This change is primarily due to funds from the Initial Public Offering being invested for twelve months versus the six months in 1998.

INCOME TAXES

         In 1997 and through June 24, 1998, the Company was an S Corporation for federal and certain state income tax purposes. The income statement for 1997 and 1998 includes a pro forma provision for income taxes at an assumed effective rate of 40%. Income taxes for 1998 also include a one-time reduction in income tax expense of $377,333, which represents the cumulative effect of the Company converting from an S Corporation to a C Corporation effective June 25, 1998. Income taxes for 1999 reflects a 42% effective income tax rate.

YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

         STAFFING DIVISION. The Company's staffing revenues increased 54% to $103.5 million in 1998 from $67.3 million in 1997. The Company's revenues in 1998 were generated primarily by the company's IT services business, increased sales in existing offices and, to a lesser extent, the addition of nine new branch offices in 1998. The nine offices were opened throughout the year in various parts of the United States and Canada. The total number of client divisions and business units billed increased to 548 during the year ended December 31, 1998 from 390 during the year ended December 31, 1997, and the number of IT, e-commerce and web development professionals working for the Company increased to 1,105 as of December 31, 1998 from 812 as of December 31, 1997.

         HARDWARE DIVISION. The Company's hardware revenues increased to $2.2 million in 1998 from $73,762 in 1997. This growth is primarily attributable to an increase in the focus on direct hardware sales and additional sales staff within the division. The total number of hardware clients increased to 88 in 1998 from 3 in 1997.

GROSS PROFIT

         STAFFING DIVISION. Gross profit increased 59.7% to $26.4 million in 1998 from $16.5 million in 1997. As a percentage of revenues, gross profit increased to 25.5% in 1998 from 24.6% in 1997. This increase was attributable to the Company's shift of its business toward higher margin service offerings.

         HARDWARE DIVISION. The Company's hardware cost of revenues consists primarily of direct costs associated with the products provided to the clients. Gross profit increased to $362,479 in 1998 from $16,114 in 1997. As a percentage of revenues, gross profit decreased to 16.8% in 1998 from 21.9% in 1997. This decrease is attributable to the continued expansion of the client base and revenue sources of the Hardware Division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         STAFFING DIVISION. Selling, general and administrative expenses consist primarily of costs associated with the Company's direct selling and marketing efforts, human resources and recruiting departments, administration, training and facilities. Selling, general and administrative expenses increased 58.2% to $19.3 million in 1998 from $12.2 million in 1997. As a percentage of revenues, selling, general and administrative expenses increased to 18.6% in 1998 from 18.2% in 1997. This increase resulted from expenses incurred to build and enhance the infrastructure necessary to support the Company's anticipated revenue growth, including opening nine branch offices during fiscal year 1998, the addition of 21 Development Triangles, which increased the number of sales and recruiting professionals during this period.

         HARDWARE DIVISION. Hardware division selling, general and administrative expenses consist primarily of costs associated with the Division's direct selling and marketing efforts, human resources and sales departments, administration and facilities. Hardware selling, general and administrative expenses increased to $266,349 for year ended December 31, 1998 from $14,414 for year ended December 31, 1997. As a percentage of revenues, selling, general and administrative expenses increased to 12.4% in 1998 from 2.3% in 1997. This decrease resulted from the continued growth of the Hardware Division's revenues and the monitoring of the increase of expenses to meet the natural growth of the division, including adding additional sales people and administrative personnel.

NET INTEREST EXPENSE (INCOME)

         Net interest expense (income) was ($353,801) for the year ended December 31, 1998, as compared to $133,000 for the year ended December 31, 1997. This change is primarily due to reduced interest expense resulting from the repayment of outstanding debt during the second quarter of 1998 and interest earned from the investment on net proceeds from the company's public offering of common stock in June of 1998.

INCOME TAXES

         In 1997 through June 24, 1998, the Company was an S Corporation for federal and certain state income tax purposes. The income statements for 1997 and 1998 include a pro forma provision for income at an assumed effective tax rate of 40%. Income taxes for 1998 include a one-time reduction in income tax expense of $377,333, which represents the cumulative effect of the Company converting from an S Corporation to a C Corporation effective June 25, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity for 1999 were cash flow from operations, available borrowings under its line of credit and proceeds from the IPO. The Company's cash flow from operating activities was $1,286,515, ($726,218), and $3,755,255, for the years ended December 31, 1999, 1998 and
1997, respectively. Because the Company has elected to be treated as an S Corporation for tax purposes in 1996 and 1997 through June 24, 1998, the Company's net cash from operations for these periods did not recognize federal income taxes and reflects only certain state income taxes.

         Cash and cash equivalents were $ 17.4 million at December 31, 1999 compared to $17.5 million at December 31, 1998. The decrease in cash during 1999 was substantially attributable to an increase in the accounts receivable.

         Until August 31, 1998, the Company maintained a revolving line of credit with Barnett Bank, N.A., which provided for maximum borrowings of up to $8.0 million. All outstanding borrowings under the line of credit facility were repaid from the proceeds of the IPO. On March 9, 1999, the Company established a new line of credit with Bank of America that provides for maximum borrowings of up to $25 million for working capital and acquisitions. Under the Bank of America line of credit, interest is payable monthly on the outstanding principle balance at a variable rate of LIBOR plus 1.4%. The line of credit expires April 30, 2002. On March 1, 2000, the Company used funds from the line of credit to acquire substantially all of the assets and certain liabilities of Prism Group, L.L.C. and Prism Group Consulting, L.L.C., both of San Francisco, California. The total consideration associated with the acquisition of the two companies was approximately $6.1 million. (See Note 13 of the Consolidated Financial Statements, "Subsequent Events (unaudited)")

         Net cash used in financing activities was $320,696 in fiscal year 1999 primarily due to the repurchase of shares of its outstanding common stock in May of this year. During 1998, in connection with the termination of the Company's S Corporation status, the Company made distributions of its previously undistributed S Corporation earnings totaling $10.7 million. On February 18, 2000, the Company acquired substantially all the assets of MDS Consulting, Inc. of Hartford, Connecticut, for approximately $800,000 cash. (See Note 13 of the Consolidated Financial Statements, "Subsequent Events (unaudited)").

         Inflation did not have a material impact on the Company's revenues or income from operations in fiscal years 1999, 1998 and 1997.

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

         None.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

         CERTAIN STATEMENTS CONTAINED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT THAT ARE NOT RELATED TO HISTORICAL RESULTS ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS. FURTHER, CERTAIN FORWARD-LOOKING STATEMENTS ARE BASED UPON ASSUMPTIONS OF FUTURE EVENTS, WHICH MAY NOT PROVE TO BE ACCURATE. SUBSEQUENT WRITTEN AND ORAL FORWARD LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR TO PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS SET FORTH BELOW AND ELSEWHERE IN THIS REPORT AND IN OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

RISKS RELATING TO RECRUITMENT AND RETENTION OF IT PROFESSIONALS

         The Company's business involves delivering IT services capabilities and is labor-intensive. The Company's success depends upon its ability to attract, develop, motivate and retain highly skilled IT, e-commerce and web development professionals possessing the technical skills and experience necessary to meet client needs. Qualified IT, e-commerce and web development professionals are in high demand worldwide and are likely to remain a limited resource for the foreseeable future. The shortage of IT, e-commerce and web development professionals has in the past and is likely in the future to result in wage inflation. To the extent the Company is unable to make corresponding increases in its billing rates, the Company's results of operations could be materially adversely affected. Further, IT, e-commerce and web development professionals typically provide services on an assignment-by-assignment basis and can terminate an assignment with the Company at any time. The Company's success will depend in part on its ability to attract professionals with skill sets that keep pace with continuing changes in industry standards and client preferences. The Company competes for such individuals with general IT services firms, temporary staffing and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies, systems consulting and implementation firms, programming companies and niche providers of IT services. Many of the IT, e-commerce and web development professionals who work with the Company also work with the Company's competitors, and there can be no assurance that IT, e-commerce and web development professionals currently working on projects for the Company will not choose to work for competitors on future assignments. There also can be no assurance that qualified IT, e-commerce and web development professionals will continue to be available to the Company in sufficient numbers, or that the Company will be successful in retaining current or future professionals. Failure to attract or retain qualified IT, e-commerce and web development professionals in sufficient numbers could have a material adverse effect on the Company's business, operating results and financial condition.

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

CONCENTRATION OF STAFFING REVENUES

         The Company's Staffing Division derives a significant portion of its revenues from a limited number of clients. During 1999, 1998 and 1997 the Company's two most significant staffing clients, Motorola and Rockwell, accounted for approximately 22%, 31% and 36% of the Company's revenue, respectively, and the Company's top ten staffing clients accounted for approximately 44%, 52% and 53% of its revenues in each of such years. There can be no assurance that these clients will continue to engage the Company for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalty. Conditions affecting any of the Company's significant clients could cause such clients to reduce their usage of the Company's services for reasons unrelated to the Company's performance. The loss of any significant client or a decrease in the revenues generated from such a client could have a material adverse effect of the Company's business, operating results and financial condition.

ABILITY TO MANAGE GROWTH

         The Company has experienced rapid growth that has placed significant demands on the Company's managerial, administrative and operational resources. Revenues have grown from $10.3 million in 1993 to $144.7 million in 1999. The Company's continued growth depends on its ability to hire recruiting professionals and to hire or deploy additional IT, e-commerce and web development professionals. Effective management of the Company's growth will require the Company to improve its operational, financial and other management processes and systems. The Company's failure to manage growth effectively could have a material adverse effect on its business, operating results and financial condition.

VARIABILITY OF OPERATING RESULTS

         The Company's revenues and operating results are subject to significant variation quarter by quarter depending on the number of client projects commenced and completed, acceleration in the hiring of recruiting professionals and IT, e-commerce and web development professionals, attrition and utilization rates, changes in the pricing of the Company's services and timing of branch and service line expansion activities, among other factors. The Company generally experiences lower operating results in the first quarter due in part to the timing of unemployment taxes, FICA tax accruals and delays in client contract renewals due to clients' budget processes. Further the Company generally experiences a certain amount of seasonality in the fourth quarter due to the number of holidays and the closing of client facilities during that quarter. Because a high percentage of the Company's expenses, in particular personnel and facilities costs, are relatively fixed, small variations in revenues may cause significant variations in operating results. Additionally, the Company periodically incurs cost increases due to the hiring of new employees and strategic investments in its infrastructure in anticipation of future opportunities for revenue growth. Substantially all of the Company's contracts to perform services may be cancelled or modified by the Company's clients at will or without penalty. Approximately 20% of the Company's professionals and salaried employees receive full compensation and benefits even if not engaged in billable work. As a result, cancellation or reduction of a contract may result in a loss of revenue without a corresponding reduction in cost of revenue. No assurances can be given that operating results will not fluctuate, which may have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE ON KEY EMPLOYEES

         The success of the Company is highly dependent on the efforts and abilities of its key employees, including Joseph W. Collard, Chief Executive Officer, Thomas E. Hoshko, President, James F. Robertson, Executive Vice President and Chief Operating Officer, Paul Cozza, Vice President and Director of International Sales, and John A. Morton, Vice President and Chief Financial Officer. Although the Company has entered into employment agreements with these individuals, such agreements do not guarantee that these individuals will continue their employment with the Company or that non-compete covenants provided will be enforceable. The loss of the services of these or other key employees for any reason including, resignation to join a competitor or to form a competing company, and any resulting loss of existing or potential clients to any such competition could have a material adverse effect on the Company's business, operating results and financial condition.

LIABILITY RISKS

         The Company is exposed to liability with respect to actions taken by its IT, e-commerce and web development professionals on assignment, such as damages caused by errors of IT, e-commerce and web development professionals and misuse of client proprietary information. Although the Company maintains insurance coverage, due to the nature of the Company's engagements, and in particular the access by IT, e-commerce and web development professionals to client information systems and confidential information, and the potential liability with respect thereto, there can be no assurance that such insurance coverage will continue to be available on reasonable terms or that it will be adequate to cover any such liability. Further, many of the Company's engagements involve projects that are critical to its clients' business or products, and the benefits provided by the Company may be difficult to quantify. The Company's failure or inability to meet a client's expectations in the execution of its services could result in a material adverse effect on the client's business or products and, therefore, could give rise to claims against the Company or damage the Company's reputation, which might adversely affect its business, operating results and financial condition. Moreover, the Company may be exposed to claims of discrimination and harassment and other similar claims as a result of inappropriate actions allegedly taken by or against its IT, e-commerce and web development professionals.

RISKS RELATED TO POSSIBLE ACQUISITIONS

         The Company may expand its operations through the acquisition of additional businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, the inability to integrate the acquired business into the Company's operations, legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, operating results and financial condition. To date, the Company does not have significant experience completing or integrating acquisitions. Client dissatisfaction or performance problems within an acquired firm could have a material adverse impact on the reputation of the Company as a whole. There can be no assurance that acquired businesses will achieve anticipated revenues and earnings. The failure of the Company to manage any acquisition successfully could have a material adverse effect on the Company's business, operating results and financial condition.

RAPID TECHNOLOGICAL CHANGES

          Rapid technological advances, frequent product introductions and enhancements, and changes in client requirements characterize the market for IT services. The Company's future success depends, in part, on its ability to provide IT, e-commerce and web development professionals possessing the skills to service past, current and next generations products and technologies. These factors will require the Company to provide adequately trained personnel to address the increasing and evolving needs of its clients. Any failure by the Company to anticipate or respond rapidly to technological advances, new products and enhancements or changes in client requirements could have a material adverse effect on the Company's business, operating results and financial condition.

RELIANCE ON FIXED-PRICED PROJECTS

         The Company may bill certain projects on a fixed-price basis and other projects on a fee-capped basis. These billing methods entail greater risk to the Company than its standard billing on a time-and-material basis. The failure of the Company to complete projects billed other than on time-and-material basis within budget or below the fee-cap would expose the Company to the risks associated with cost overruns, which could have a material averse effect on the Company's business, operating results and financial condition.

RELIANCE ON INTELLECTUAL PROPERTY RIGHTS

         The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company may license intellectual property. The Company enters into confidentiality agreements with its key employees and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use of and take appropriate steps to enforce its intellectual property rights. Although the Company does not believe that its activities infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that such assertions will not result in costly litigation or require the Company to obtain a license for the intellectual property rights of third parties, or that such licenses will be available on reasonable terms or at all.

STOCK PRICE VOLATILITY

         The factors considered in determining the initial public offering price included the history of and the prospects for the industry in which the Company competes, the past and present operations of the Company, the historical results of operations of the Company, the prospects for future earnings of the Company, the recent market prices of securities of generally comparable companies and the general condition of the securities markets at the time of the initial offering. The Nasdaq National Market initial listing requirements include a requirement that there be at least three market markers for the Company's Common Stock. However, there can be no assurance that an active public market in the Common Stock will develop or be sustained. The Nasdaq National Market has from time experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of particular companies. In addition, factors such as announcements of technological innovations new products or services or new client engagements by the Company or its competitiors or third parties, conditions and trends in the IT services industry and general market conditions may have a significant impact on the market price of the Common Stock. The market price for the Common Stock may also be affected by the Company ability to meet analysts' or other market expectations, and any failure or anticipated failure to meet such expectations, even if minor, could have a material adverse effect on the market price of the Common Stock.

ANTI-TAKEOVER PROVISIONS

         Certain provisions of the Company's Articles of Incorporation and Bylaws, as well as the Florida Business Corporation Act, could make it more difficult or discourage a third party form attempting to acquire control of the Company without approval of the Company's Board of Directors. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of Common Stock. Certain of such provisions allow the Board of Directors to authorize the issuance of preferred stock with rigths superior to those of the Common Stock. Moreover, certain provisions of the Company's Articles of Incorporation or Bylaws generally permit directors to be removed by the Board of Directors only for cause or, with or without cause, by a vote of holders of at least 50% of the outstanding shares of Common Stock, require a vote of the holders of at least 60% of the outstanding Common Stock to amend the Company's Articles of Incorporation or Bylaws, require a demand of the holders of at least 50% of the outstanding Common Stock to call a special meeting of shareholders, and prohibit shareholders actions by written consent.

CONTROL BY PRINCIPAL SHAREHOLDERS

         Mr. Joseph W. Collard and Mr. James F. Robertson beneficially approximately 33.3% and 33.9%, respectively, of the outstanding shares of Common Stock. As a result Mr. Collard and Mr. Robertson retain the voting power to exercise control over the election of directors and other matters requiring a vote of the shareholders of the Company. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company and may also impede or preclude transactions in which shareholders might otherwise receive a premium for their over then current market prices.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company owns no derivative financial instruments or derivative commodity instruments. The Company does not derive a significant amount of revenues from international operations and does not believe that it is exposed to material risks related to foreign currency exchange rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLENTARY DATA

                                                                                                                   PAGE

Independent Auditors' Report................................................................................        28

Consolidated Balance Sheets as of December 31, 1999 and 1998................................................        29

Consolidated Statements of Income for the Years Ended

December 31, 1999, 1998 and 1997............................................................................        30

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 1999, 1998, and 1997...........................................................................        31

Consolidated Statement of Cash Flows for the Years Ended

December 31, 1999, 1998 and 1997............................................................................        32

Notes to Consolidated Financial Statements..................................................................        33

Financial Statement Schedule - Valuation and Qualifying Accounts............................................        54


                       TECHNISOURCE, INC AND SUBSIDIARIES
                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Technisource, Inc.:

We have audited the accompanying consolidated balance sheets of Technisource, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as of and for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technisource, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule of valuation and qualifying accounts when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

February 21, 2000
Fort Lauderdale, Florida

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           AS OF DECEMBER 31,
                                                                      -----------------------------
                                                                         1999             1998
                                ASSETS
Current assets:
      Cash and cash equivalents                                       $ 17,353,780     $ 17,545,183
      Trade accounts receivable, less allowance for doubtful
         accounts of $639,933 and $358,933 at December 31, 1999
         and 1998, respectively                                         18,558,024       15,772,435
      Due from shareholders and employees                                  348,606          120,597
      Prepaid expenses and other current assets                            613,669          326,255
      Prepaid income taxes                                                 415,350               --
      Deferred tax asset, current                                          453,011          258,643
                                                                      ------------     ------------
           Total current assets                                         37,742,440       34,023,113
Property and equipment, net                                              2,353,570        2,559,790
Other assets                                                               360,340          159,195
Deferred tax asset, noncurrent                                             128,148           87,991
                                                                      ------------     ------------
           Total assets                                               $ 40,584,498     $ 36,830,089
                                                                      ============     ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                $    369,199     $    723,643
      Income tax payable                                                        --          624,378
      Accrued liabilities                                                3,609,392        1,879,194
      Deferred tax liability                                                    --            6,065
                                                                      ------------     ------------
               Total current liabilities                                 3,978,591        3,233,280
Deferred tax liability, non-current                                             --          142,269
                                                                      ------------     ------------
               Total liabilities                                         3,978,591        3,375,549
Shareholders' equity:
      Common stock, $0.01 par value, 50,000,000 shares authorized,
         10,385,000 issued as of December 31,
         1999 and December 31, 1998                                        103,850          103,850
      Additional paid-in capital                                        30,129,248       30,057,853
      Retained earnings                                                  6,522,809        3,292,837
      Less: Treasury stock, 25,000 shares as of December 31, 1999         (150,000)              --
                                                                      ------------     ------------
           Total shareholders' equity                                   36,605,907       33,454,540
                                                                      ------------     ------------
           Total liabilities and shareholders' equity                 $ 40,584,498     $ 36,830,089
                                                                      ============     ============

See accompanying notes to consolidated financial statements.


                       TECHNISOURCE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                        YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------
                                                1999              1998              1997
Revenues
        IT Staffing                        $ 120,539,780     $ 103,522,364     $  67,253,043
        Hardware Sales                        24,114,451         2,154,901            73,762
                                           -------------     -------------     -------------
                                             144,654,231       105,677,265        67,326,805
Cost of revenues
        IT Staffing                           89,695,848        77,119,595        50,717,222
        Hardware Sales                        21,831,880         1,792,422            57,648
                                           -------------     -------------     -------------
                                             111,527,728        78,912,017        50,774,870
        Gross profit                          33,126,503        26,765,248        16,551,935

Selling, general and
   administrative expenses                    28,394,562        19,537,741        12,221,748
                                           -------------     -------------     -------------
        Operating income                       4,731,941         7,227,507         4,330,187

Other income (expense):
     Interest and other income                   895,872           478,964            26,492
     Interest expense                            (58,898)         (125,163)         (159,651)
                                           -------------     -------------     -------------
        Income before taxes                    5,568,915         7,581,308         4,197,028

Provision for income taxes
   (including the $377,333 net
   deferred tax asset related to C corp
   conversion in 1998)                         2,338,943         1,748,406           183,001
                                           -------------     -------------     -------------
        Net income                         $   3,229,972     $   5,832,902     $   4,014,027
                                           =============     =============     =============
     Net income per share - basic          $        0.31
                                           =============
     Net income per share - diluted        $        0.31
                                           =============

Pro forma information (unaudited):
     Income before taxes, as
        reported                                             $   7,581,308     $   4,197,028
     Pro forma income tax
        provision                                                3,040,302         1,683,017
                                                             -------------     -------------
        Proforma net income                                  $   4,541,006     $   2,514,011
                                                             =============     =============
     Net income per share - basic                            $        0.51     $        0.35
                                                             =============     =============
     Net income per share - diluted                          $        0.51     $        0.30
                                                             =============     =============
     Weighted average common shares
        outstanding - basic                   10,368,542         8,844,986         7,200,000
                                           =============     =============     =============
     Weighted average common shares
        outstanding - diluted                 10,523,575         8,989,982         8,353,743
                                           =============     =============     =============

See accompanying notes to consolidated financial statements.


                       TECHNISOURCE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                Common Stock
                                         -------------------------    Additional      Treasury       Retained
                                           Shares        Amount    Paid-in Capital      Stock        Earnings       Total
                                         ----------   ------------   ------------   ------------   ------------  ------------
Balance at December 31, 1996              7,200,000   $     72,000   $         --   $         --   $  3,841,746  $  3,913,746
   Net income                                                                                         4,014,027     4,014,027
   Distribution to shareholders                                                                        (697,721)     (697,721)
                                          ---------   ------------   ------------   ------------   ------------  ------------
Balance at December 31, 1997              7,200,000         72,000             --             --      7,158,052     7,230,052
                                         ----------   ------------   ------------   ------------   ------------  ------------
   Issuance of common stock for
      initial public offering             3,100,000         31,000     34,069,000                                  34,100,000
   Cost associated with initial
      public offering                                                  (3,430,678)                                 (3,430,678)
   Excerised stock options                   85,000            850          9,826                                      10,676
   Distribution to shareholders                                          (987,187)                   (9,698,117)  (10,685,304)
   Tax benefit on exercise of options                                     332,308                                     332,308
   Deferred compensation                                                   64,584                                      64,584
   Net income                                                                                         5,832,902     5,832,902
                                         ----------   ------------   ------------   ------------   ------------  ------------
Balance at December 31, 1998             10,385,000   $    103,850   $ 30,057,853   $         --   $  3,292,837  $ 33,454,540
                                         ----------   ------------   ------------   ------------   ------------  ------------
   Distribution to shareholders                                           (57,773)                                    (57,773)
   Treasury stock                                                                       (150,000)                    (150,000)
   Deferred compensation                                                  129,168                                     129,168
   Net income                                                                                         3,229,972     3,229,972
                                         ----------   ------------   ------------   ------------   ------------  ------------
Balance at December 31, 1999             10,385,000   $    103,850   $ 30,129,248   $   (150,000)  $  6,522,809  $ 36,605,907
                                         ==========   ============   ============   ============   ============  ============

See accompanying notes to consolidated financial statements.


                       TECHNISOURCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                     1999            1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $  3,229,972     $  5,832,902     $  4,014,027
     Adjustment to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                             1,363,442          486,799          370,201
         Deferred taxes, net                                        (382,859)        (198,300)              --
         Deferred compensation                                       129,168           64,584               --
         Changes in assets and liabilities:
             Increase in accounts receivable                      (2,785,589)      (7,028,805)      (1,767,829)
             Increase in due from shareholders and employees        (228,009)         (80,611)           1,937
             Increase in prepaid expenses and other assets          (488,559)        (331,113)        (107,095)
             Increase in prepaid income taxes                       (415,350)              --               --
             (Decrease) increase in accounts payable                (354,444)         193,682          219,280
             (Decrease) in accrued liabilities                     1,843,121         (106,733)         950,504
             (Decrease) increase in income tax payable              (624,378)         441,377           74,230
                                                                ------------     ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                1,286,515         (726,218)       3,755,255

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                          (1,157,222)      (1,816,931)        (890,188)
                                                                ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                             (1,157,222)      (1,816,931)        (890,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Paydown on note payable                                              --          (10,000)              --
     Paydown on line of credit                                            --         (223,460)      (1,499,942)
     Proceeds from public offering of common stock, net                   --       30,669,322               --
     Proceeds from issuance of common stock                               --          342,984               --
     Distribution to shareholders                                   (170,696)     (10,572,381)        (697,721)
     Payments for treasury stock                                    (150,000)              --               --
     Increase (decrease) in overdraft                                     --         (588,106)        (371,635)
                                                                ------------     ------------     ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 (320,696)      19,618,359       (2,569,298)
                                                                ------------     ------------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (191,403)      17,075,210          295,769

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    17,545,183          469,973          174,204
                                                                ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 17,353,780     $ 17,545,183     $    469,973
                                                                ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                   $     58,898     $    125,801     $    165,165
                                                                ============     ============     ============
Taxes paid                                                      $  3,761,530     $  1,173,021     $    108,771
                                                                ============     ============     ============

See accompanying notes to consolidated financial statements.


                       TECHNISOURCE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      ORGANIZATION AND DESCRIPTION OF BUSINESS

                           The accompanying consolidated financial statements
                  include Technisource, Inc. and its wholly-owned subsidiaries (the "Company"). The subsidiaries include Technisource of Florida, Inc., TSRC.Net, Inc., TSRC of Florida, Inc., Technisource Hardware, Inc. and former subsidiary, Technisource Midwest, Inc.

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

                           TSRC.Net, Inc. was incorporated in Florida on
                  December 3, 1999. TSRC of Florida, Inc. and Technisource Hardware, Inc. were incorporated in Florida on December 10, 1999. These new subsidiaries were created to accommodate future growth and the reorganization of the Company's corporate structure.

                           The Company is primarily an information technology
                  ("IT") staffing services and consulting firm, providing IT, e-commerce and web development professionals principally on a time and materials basis to organizations with complex IT needs. As of December 31, 1999, the Company had 27 branch office locations.

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

         (d)      CASH EQUIVALENTS

                           For purposes of the consolidated statements of cash
                  flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $16,531,000 and $18,484,000 at December 31, 1999 and 1998,
                  consisted of a money market mutual fund account.

         (e)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                           Accounts receivable, accounts payable and accrued
                  liabilities carrying amounts approximate fair value due to the short maturity of these instruments.

         (f)      PROPERTY AND EQUIPMENT

                           Property and equipment are stated at cost.
                  Depreciation on property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. In 1999, the Company changed its useful life for computers from five years to three years.

         (g)      OTHER ASSETS

                           Other assets consist of security deposits related to
                  operating lease agreements and the cash surrender value of company owned life insurance.

         (h)      ACCRUED LIABILITIES

                           Accrued liabilities consist of accrued payroll and
                  payroll taxes, sales taxes payable and accrued expenses.

         (i)      INCOME TAXES

                           Historically, the Company elected to be taxed under
                  the provisions of Subchapter S of the Internal Revenue Code, which provide that, in lieu of corporate federal, and some state income taxes, the shareholders are taxed on their proportionate share of the Company's taxable income. As a result of the Company's Subchapter S election, the accompanying consolidated statements of income do not include an income tax provision for federal and most state income taxes during the periods of the S Corporation election. In conjunction with the IPO of the Company's common stock during 1998, the Company's Subchapter S status was automatically terminated. Pro forma adjustments have been made to reflect the income tax provision as if the Company was taxed as a C Corporation during all S Corporation periods. The pro forma adjustments have been made at an effective rate of 40 percent, which is the tax rate that would have been in effect had the Company been taxed as a C Corporation for the duration of each of those periods.

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

         (j)      STOCK OPTIONS

                           Prior to January 1, 1996, the Company accounted for
                  its stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                           The agreements under the stock option plan for the IT
                  professionals were determined to be variable under APB Opinion No. 25 due to the original vesting schedule of the options. The Company cancelled the original IT professional stock option agreements and new agreements were issued with revised vesting schedules on December 2, 1999. The Company recognized approximately $57,000 of compensation expense related to the variable agreements for the year ended December 31, 1999.

         (k)      COMPANY-OWNED LIFE INSURANCE

                           The Company has purchased life insurance policies to
                  cover its obligations under a deferred compensation plan for key employees. Cash surrender values of these policies are adjusted for fluctuations in the market value of underlying investments. The cash surrender value is adjusted each reporting period and any gain or loss is included with other insurance expense in the Company's income statement.

         (l)      STOCK SPLIT

                           On May 26, 1998, the Company authorized a 72,000 for
                  1 stock split and a change in par value to $.01 per share. All share and per share data in these consolidated financial statements have been retroactively restated to reflect this stock split and change in par value.

         (m)      USE OF ESTIMATES

                           Management of the Company has made a number of
                  estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare their consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from the Company's estimates.

         (n)      IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF

                           Long-lived assets and certain identifiable
                  intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

         (o)      REVENUE RECOGNITION

                           The Company derives substantially all of its revenue
                  from IT Services. In addition, the Company's hardware segment sells computer hardware. The majority of the Company's staffing contracts are on a time-and-materials basis. Revenue is recognized as services are performed. Revenue generated from computer hardware sales is generally recognized when the customer receives the product.

         (p)      SEGMENT REPORTING

                           The company adopted Statement of Financial Accounting
                  Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in 1999. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations of financial position but did affect the disclosure of segment information, as presented in Note 12.

         (q)      ADVERTISING COSTS

                           The Company expenses all advertising costs as
                  incurred. The total amounts charged to operations for advertising during the years ended December 31, 1999, 1998 and 1997, are approximately $969,000, $1,243,000 and $638,000, respectively.

         (r)      PRO FORMA NET INCOME AND PRO FORMA NET INCOME PER SHARE
                  (UNAUDITED)

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

                           Options to purchase 462,442 shares of common stock at
                  a range of $5.92 to $14.94 per share and options to purchase 471,785 shares of common stock at a range of $9.88 to $14.94 per share were excluded from the diluted net income per share calculation for the year ended December 31, 1999 and 1998, respectively, because the exercise price of the options was greater than the average market price of the common shares for the periods. The stock options expire in the year 2008.

         (s)      RECLASSIFICATIONS

                           Certain reclassifications have been made in prior
                  years' financial statements to conform to classifications used in the current year.

(2)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following at December 31, 1999 and 1998:

                                                              Useful lives
                                      1999         1998         in years
                                   -----------  -----------   ------------
Office equipment                   $ 1,228,931  $   921,084       5 - 7
Computer equipment                   3,083,167    2,396,861       3 - 5
Telephone equipment                    410,014      306,722         5
Leasehold improvements                  88,385       55,113       3 - 5
                                   -----------  -----------
                                     4,810,497    3,679,780
Less accumulated depreciation       (2,456,927)  (1,119,990)
                                   -----------  -----------
                                   $ 2,353,570  $ 2,559,790
                                   ===========  ===========

         Depreciation and amortization expense for 1999, 1998 and 1997, approximated $1,363,000, $487,000 and $370,000 respectively.

(3)      LINE OF CREDIT

                  On January 29, 1999, as amended, the Company established a line of credit with Bank of America that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Interest is payable monthly on the outstanding principal balance at a variable rate of LIBOR plus 1.4%. An used line fee is payable quarterly, computed at a rate equal to fifteen basis points multiplied by the average daily unused portion of the revolving credit commitment. The Company is subject to certain restrictive convenents including, but not limited to, limitations on dividends, investments, loans and advances with related parties and capital expenditures. The line of credit expires January 31, 2002. There were no borrowings outstanding as of December 31, 1999.

(4)      ACCRUED LIABILITIES

         Consist of the following as of December 31, 1999 and 1998 are as follows:

                                      1999         1998
                                   ----------    ----------
Accrued payroll and benefits       $2,745,453    $1,235,506
Accrued legal                         247,000       232,000
Accrued professional fees              99,998        10,000
Other                                 296,941        56,317
Accrued vacation                      150,000       216,585
Deferred rent                          70,000        15,863
Shareholder distribution                   --       112,923
                                   ----------    ----------
     Total                         $3,609,392    $1,879,194
                                   ==========    ==========

(5)      INCOME TAXES

                  In connection with the Company's conversion from an S Corporation to a C Corporation during 1999, the Company recognized a $377,333 income tax benefit during 1998 to establish deferred taxes related to the conversion. Income tax expense attributable to income from continuing operations consist of:

                                   Current        Deferred          Total
                                 -----------     -----------     -----------
Year ended December 31, 1999:
     U.S. Federal                $ 2,242,572     $  (306,906)    $ 1,935,666
     State and local                 479,230         (75,953)        403,277
                                 -----------     -----------     -----------
                                 $ 2,721,802     $  (382,859)    $ 2,338,943
                                 ===========     ===========     ===========
Year ended December 31, 1998:
     U.S. Federal                $ 1,415,646     $  (144,204)    $ 1,271,442
      State and local                531,060         (54,096)        476,964
                                 -----------     -----------     -----------
                                 $ 1,946,706     $  (198,300)    $ 1,748,406
                                 ===========     ===========     ===========
Year ended December 31, 1997:
     U.S. Federal                $        --     $        --     $        --
     State and local                 183,001              --         183,001
                                 -----------     -----------     -----------
                                 $   183,001     $        --     $   183,001
                                 ===========     ===========     ===========

         The U.S. federal corporate income tax rate of 34 percent, reconciled to the effective tax rate provision, is as follows:

                                             1999     1998      1997
                                             ----     ----      ----
        Statutory federal income tax rate      34%      34%       34%
State income taxes, net of federal
     income tax effect                          4        4         4
Permanently nondeductible expenses              3       --        --
Effect of S Corporation income taxes           --      (12)      (36)
Effect of  conversion to C Corporation         --       (5)       --
Other                                           1        2         2
                                             ----     ----      ----
        Total                                  42%      23%        4%
                                             ====     ====      ====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are as follows:

                                      1999         1998
                                   ---------    ---------
Deferred tax assets:
Allowance for doubtful accounts    $ 245,516    $ 136,076
Accrued liabilities                  155,701      118,332
Stock based compensation              93,568           --
Accrued vacation                      57,549       70,417
Employee benefit plans                18,931           --
Property and equipment                 6,058           --
Other                                  3,836       21,809
                                   ---------    ---------
Total deferred tax assets            581,159      346,634
                                                       --
Deferred tax liabilities:
Property and equipment                    --     (142,269)
Other                                     --       (6,065)
                                   ---------    ---------
Total deferred tax liabilities            --     (148,334)
                                   ---------    ---------
Net deferred tax asset             $ 581,159    $ 198,300
                                   =========    =========

         The Company's management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

(6)      EMPLOYEE BENEFIT PLANS

         (a)      PROFIT-SHARING PLAN

                           The Company has a contributory 401(k) profit-sharing
                  plan, which covers all employees. Employees may contribute up to 15 percent of their annual compensation. The Company makes matching and/or profit sharing contributions at management's discretion in amounts not to exceed limitations established by the Internal Revenue Service. For the years ended December 31, 1999, 1998 and 1997 the Company contributed $ -, $80,000 and $103,579 respectively.

         (b)      DEFERRED COMPENSATION PLAN

                           On April 1, 1999, the Company established the
                  Technisource, Inc. Deferred Compensation Plan for its key employees. The plan provides a retirement benefit and a death benefit to the participant. Participants may contribute up to 25% of their annual earned income to the plan each year. There were no contributions made by the Company in 1999.

         (c)      KEY EMPLOYEE STOCK OPTIONS

                           On October 27, 1993, the Company awarded stock
                  options to one of its key employees. Under the terms of the stock option award, the employee is entitled to purchase 303,158 shares of the Company's common stock at an exercise price per share equal to the book value of a share of common stock at December 31, 1993, which approximated fair value at the date of the award. No termination date for exercisability of the options was specified, and the options vest on December 31, 1999, and provide for immediate vesting of the pro rata portion of options granted in the event of a change in the ownership of the Company. These stock options, which are exercisable at $0.13 per share, became fully vested on the IPO date and 85,000 options were subsequently exercised.

                           Effective November 11, 1997, the Company awarded
                  stock options to a key employee. Under the terms of the stock option award, the employee is entitled to purchase 18,182 shares of common stock. The per share exercise price of such options is $8.25, which was considered by management to be fair value on the date of grant. These options expire ten years from the effective date of the award and vest ratably over three years from date of grant.

         (d)      INCENTIVE STOCK OPTION PLAN

                           Effective January 1, 1999, the Company adopted the
                  Technisource, Inc. Long-Term Incentive Plan (the "Plan") which provides for the grant of awards such as stock appreciation rights, restricted stock grants, cash awards, nonstatutory options, and incentive stock options to management, key employees and outside directors to purchase up to an aggregate of 1,500,000 shares of authorized but unissued common stock. The term of an incentive stock option cannot exceed 10 years with an exercise price equal to or greater than fair market value of the shares of common stock on the date of grant, or 5 years and 110 percent of the fair market value for the options granted to a holder of 10 percent or more of the voting power. The compensation committee shall determine the exercise price and term of a nonqualified option. The Plan provides for a nonstatutory stock option grant to the outside directors of the Company for 5,000 shares of common stock on such Director's initial election as a Director and, upon reelection as a board member thereafter such Director shall be granted an additional option for 2,500 shares of common stock. The options granted to outside directors are exercisable on the first anniversary date of the grant in full at a price equal to the fair market value of common stock on the date of grant. The options expire ten years after the date of grant or one year after the outside director is no longer a director of the Company, whichever is earlier. At December 31, 1999, there are 641,026 additional shares available for grant under the plan.

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

                                                   Pro forma
                                           ------------------------------
                               1999             1998             1997
                          -------------    -------------    -------------
Net income As reported    $   3,229,972    $   4,541,006    $   2,514,011
             Pro Forma    $   2,790,950    $   4,324,911    $   2,509,825

                               1999             1998             1997
                          -------------    -------------    -------------
Basic net income per
     share-as reported    $        0.31    $        0.51    $        0.35
Basic net income per
     share-as adjusted    $        0.27    $        0.49    $        0.35
Diluted net income per
     share-as reported    $        0.31    $        0.51    $        0.30
Diluted net income per
     share-as adjusted    $        0.27    $        0.49    $        0.30


                  Pro forma net income reflects only options granted since December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1996 is not considered. The pro forma effect may not be representative of the pro forma effects on net income for future years.

                           For the purpose of computing the pro forma amounts
                  indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model are as follows:

                                             1999      1998     1997
                                           --------------------------
           Expected dividend yield           0.0%       0.0%    0.0%
           Expected stock volatility        88.8%      35.0%     35%
           Risk-free interest rates          4-7%       5.8%      7%
           Expected lives (in years)         4-6        4-6       4

                  Using these assumptions in the Black-Scholes model, the
              weighted average fair value of options granted for the Company is $4.13 in fiscal 1999, $4.88 in fiscal 1998 and $3.72 in fiscal 1997.

                  At December 31, 1999 and 1998, the number of options
              exercisable and the weighted-average exercise price of those options was:

                                                                        Weighted Average
                                         Shares        Exercise Price    Exercise Price
----------------------------------------------------------------------------------------
Outstanding at Dec. 31, 1996 ........    303,158                 $   0.13        $ 0.13
Granted .............................     18,182                 $   8.25        $ 8.25
Exercised ...........................         --                       --            --
Outstanding at Dec. 31, 1997 ........    321,340     $ 0.13 to   $   8.25        $ 0.59
Granted .............................    703,230       0.01 to   $  14.94        $ 9.68
Exercised ...........................    (85,000)                $   0.13        $ 0.13
Outstanding at Dec. 31, 1998 ........    939,570     $ 0.01 to   $  14.94        $ 7.44
Granted .............................    594,256     $ 3.50 to   $ 11.625        $ 5.52
Exercised ...........................         --             --                      --
Forfeited ...........................   (366,694)    $ 3.88 to   $  14.94        $ 8.60
Outstanding at December 31, 1999 ....  1,167,132     $ 0.01 to   $  14.50        $ 6.00
                                       ---------
Options exercisable at end of year ..    244,053     $ 0.13 to   $   7.63        $ 0.85
                                       =========
                                                   Options Outstanding                  Options Exercisable
--------------------------------------------------------------------------------- ---------------------------------
                                                Weighted-Average                                   Weighted-Average
                                    Number         Remaining      Weighted-Average     Number          Exercise
Range of Exercise Prices          Outstanding   Contractual Life  Exercise Price     Exercisable         Price
-------------------------------- -------------- ----------------- --------------- ------------------ --------------
$  0.01 to $  0.13 .............     223,613          4.1             $ 0.13           218,158           $0.13
$  3.50 to $  5.00 .............     224,950          8.9               4.23                --              --
$  5.01 to $  6.00 .............     266,227          9.0               5.51            10,000            5.75
$  6.01 to $ 10.99 .............     154,232          8.2               8.16            15,895            7.63
$ 11.00 to $ 15.50 .............     298,110          8.2              11.04                --              --
                                 -------------- ----------------- --------------- ----------------- ---------------
               Total               1,167,132          7.7             $ 6.00           244,053           $0.85
                                 ============== ================= =============== ================= ===============


(7)      EMPLOYMENT AGREEMENTS

                  The Company has entered into employment agreements with four of the Company's executive officers effective January 1, 1998. The agreements provide for initial terms of three to five years with total annual base salaries ranging from $110,000 to $175,000. Two of the employment agreements automatically renew for successive one-year terms unless terminated by either party. The executive officers may also receive a performance bonus and stock option awards at the discretion of the Board of Directors. The agreements also contain a non-competition provision following termination of employment.

(8)      BUSINESS AND CREDIT CONCENTRATIONS

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

                  The Company provides IT staffing and consulting services to customers located in the United States and Canada. The Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and employees and the cyclical and economic factors that could have an impact on those industries. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Trade accounts receivable are not normally collateralized. At December 31, 1999 and 1998, approximately 11 percent and 17 percent, respectively, of the Company's accounts were represented by one customer. Two customers accounted for approximately 22 percent, 31 percent and 36 percent of revenue for the years ended December 31, 1999, 1998, and 1997, respectively. The Company estimates an allowance for doubtful accounts based on the specific-identification method for creditworthiness of its customers. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectability of related receivables could have a material adverse effect on the Company's financial condition and results of operations. Additionally, the Company maintained $17.6 million at December 31, 1999 in one financial institution, which is in excess of the FDIC insured limits.

(9)      COMMITMENTS AND CONTINGENCIES

         (a)      LEASE COMMITMENTS

                  The Company has entered into several noncancelable operating leases, primarily for office space. Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are as follows:

                   YEAR ENDING
                   DECEMBER 31,
                   ------------
                       2000                              $  1,424,096
                       2001                                 1,323,603
                       2002                                 1,119,128
                       2003                                   535,564
                       2004                                   270,044
                    Thereafter                                 66,491
                                                         ------------
                                                         $  4,738,926
                                                         ============

              Rental expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was approximately $1,902,000, $1,356,000, and $552,000, respectively.

         (b)      CONTINGENCIES

              The Company is currently undergoing a review by the U.S. Department of Labor. While it is not possible to predict with certainty the outcome of this review, management believes the ultimate outcome of the review will not have a material adverse effect on the Company's results of operations or financial condition.

(10)     EARNINGS PER SHARE

                  The pro forma adjustments for the incremental income tax provision included in the accompanying consolidated statements of income reflect the additional provision for federal and state income taxes at the effective income tax rate as if the Company's Subchapter S election had been revoked prior to January 1, 1996, and the Company had been taxed as a C corporation. The differences between the United States federal statutory rate and the consolidated pro forma effective rate are as follows:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                           (PRO FORMA - UNAUDITED)
                                                          --------------------------
                                                             1998           1997
                                                          -----------    -----------
Statutory federal income tax rate                             34 %           34 %
State income taxes, net of Federal tax effect                  4              4
Other                                                          2              2
                                                          -----------    -----------
                                                              40 %           40 %
                                                          ===========    ===========

                  Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding and dilutive potential common shares.

                                                FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------------
                                                           (PRO FORMA - UNAUDITED)
                                                           -----------------------
Net income per share:                          1999           1998           1997
                                           -----------    -----------    -----------
  Net income available to common
    shareholders                           $ 3,229,972    $ 4,541,006    $ 2,514,011
   Weighted average common shares
    outstanding                             10,368,542      8,844,986      7,200,000
                                           -----------    -----------    -----------
                                           $       .31    $       .51    $       .35
                                           ===========    ===========    ===========
Net income per share-assuming dilution:
   Net income available to common
    shareholders                           $ 3,229,972    $ 4,541,006    $ 2,514,011
   Weighted average common shares
    outstanding                             10,368,542      8,844,986      7,200,000
   Dilutive effect of options                  155,033        144,996        304,099
   Effect of assumed IPO shares for
    distribution                                    --             --        849,644
                                           -----------    -----------    -----------
  Weighted average common shares
    outstanding - diluted                   10,523,575      8,989,982      8,353,743
                                           -----------    -----------    -----------
                                           $       .31    $       .51    $       .30
                                           ===========    ===========    ===========

(11)     STOCK REPURCHASE PLAN

                  On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of December 31, 1999, the Company had repurchased 25,000 shares of its common stock at an aggregate cost to the Company of $150,000.

(12)     REPORTABLE SEGMENT

                  The Company operates in two business segments: IT Services and Computer Hardware Sales. The segment information set forth below is based on the nature of the services offered. The chief operating decision-makers evaluate each segment's performance based primarily on their revenues, gross margin and operating income. The accounting policies of the operating segments are the same as those of the entire Company.

                                  YEARS ENDED DECEMBER 31,
                            1999            1998            1997
                        ------------    ------------    ------------
Revenues (1)
  IT Services           $120,539,780    $103,522,364    $ 67,253,043
  Hardware Sales          24,114,451       2,154,901          73,762
                        ------------    ------------    ------------
                        $144,654,231    $105,677,265    $ 67,326,805
                        ============    ============    ============
Operating Income (2)
  IT Services           $  3,742,664    $  7,131,377    $  4,315,773
  Hardware Sales             989,277          96,130          14,414
                        ------------    ------------    ------------
                           4,731,941       7,227,507       4,330,187
Other Income/expense         836,974         353,801        (133,159)
                        ------------    ------------    ------------
Income Before Taxes     $  5,568,915    $  7,581,308    $  4,197,028
                        ============    ============    ============

           (1) Two of the Company's clients accounted for approximately 22%, 31% and 36% of the Company's IT Staffing revenue for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, two of the Company's clients accounted for approximately 57%, 39% and 76% of the Company's hardware sales for the years ended December 31, 1999, 1998 and 1997, respectively.

           (2) Since all expenses have not been allocated to the hardware sales segment, this basis is not necessarily a measure completed in accordance with generally accepted accounting principles and may not be comparable to other companies. Additionally, the Company does not allocate assets, depreciation expense or capital additions to the hardware segment.

(13)     SUBSEQUENT EVENTS (UNAUDITED):

         (a)      EMPLOYMENT AGREEMENTS

                  Effective January 1, 2000, the Company entered into a three-year employment agreement with its President with annual base salary of $200,000. The employment agreement automatically renews for successive one-year terms unless terminated by either party. The President may also receive a performance bonus and stock option awards at the discretion of the Board of Directors. The agreements also contain a non-competition provision following termination of employment.

         (b)      ACQUISITION OF MDS CONSULTING SERVICES, INC.

                           On February 18, 2000, the Company, through a wholly
                  owned subsidiary, completed the acquisition of substantially all of the assets of MDS Consulting Services, Inc. for approximately $800,000 in cash. Up to an additional $975,000 cash consideration may be paid in the form of an earn-out payable over three years based on certain specified criteria.

         (c)      ACQUISITION OF PRISM GROUP CONSULTING, LLC AND PRISM GROUP,
                  LLC

                           On March 1, 2000, the Company acquired substantially
                  all of the assets and certain liabilities of Prism Group Consulting, LLC and Prism Group, LLC for approximately $5,078,000 cash and a promissory note in the amount of $1,000,000 which matures February 28, 2001. In connection with the acquisition, the Company utilized $3,750,000 bank line of credit.

         (d)      STOCK REPURCHASE PLAN

                           On March 16, 2000, the Company repurchased 3,000
                  shares of its common stock at an aggregate cost to the Company of $15,938.

(14)     SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                  The following table sets forth certain quarterly operating information for each of the eight quarters ending with the quarter ended December 31, 1999. This information was derived from the unaudited financial statements of the Company which, in the opinion of management, were prepared on the same basis as the financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the financial statements and notes thereto included in this report.


       Statements of Income
          (In thousands)                               First           Second            Third          Fourth
                                                      Quarter          Quarter          Quarter         Quarter
                                                  --------------   ---------------   -------------  ----------------
       1999
       Revenue                                    $      37,600    $       36,230    $     37,724   $        33,100
       Gross profit                               $       7,868    $        8,904    $      8,623   $         7,732
       Operating income                           $       2,157    $        1,154    $      1,161   $           203
       Net income                                 $       1,429    $          810    $        831   $           160

       Net income per share - basic               $        0.14    $         0.08    $       0.08   $          0.02
       Net income per share -
            diluted                               $        0.14    $         0.08    $       0.08   $          0.02


                                                       First           Second            Third          Fourth
                                                      Quarter          Quarter          Quarter         Quarter
                                                  --------------   ---------------   -------------  ----------------
       1998
       Revenue                                    $      22,780    $       25,155    $     27,532   $        33,100
       Gross profit                               $       5,570    $        6,575    $      7,160   $         7,732
       Operating income                           $       1,268    $        1,689    $      2,082   $           203
       Net income                                 $       1,171    $        1,814    $      1,399   $           160
       Pro forma net income                       $         759    $          929    $      1,399   $           160

       Pro forma net income per share -
            basic (1)                             $        0.11    $         0.13    $       0.14   $          0.14
       Pro forma net income per share -
            diluted (1)                           $        0.09    $         0.12    $       0.13   $          0.14

---------------------------
(1) Basic and diluted income per share for proforma net income reflects the proforma effects for income taxes as if the Company had been a taxable entity during the periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the definitive Proxy Statement of the Company relating to the 2000 Annual Meeting of the Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

         Technisource, Inc. Consolidated Financial Statements

         Independent Auditors' Report

         Consolidated Balance Sheets at December 31, 1999 and 1998

         Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended Dec. 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

(2) The following financial statement schedules are filed as part of this Form 10-K.

         Schedule II - Valuation and Qualifying Accounts

                                                                YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                                 ------------------------------------------
                                                 Balance at        Charged     Write-off of      Balance
                                                 Beginning         to Costs    Uncollectible     at End of
                                                 of period           and         Accounts         Period
                                                                   Expenses
                                                ------------     -----------   -------------   -------------
  Allowance for doubtful accounts:
     1999                                       $    358,933     $   495,036   $    214,036    $     639,933
     1998                                       $    425,000     $   243,956   $    310,023    $     358,933
     1997                                       $    336,000     $   177,760   $     88,760    $     425,000


(3)      The following exhibits are filed herewith:

EXHIBIT
NUMBER                                      EXHIBIT DESCRIPTION

   3.1**    Amended and Restated Articles of Incorporation of the Company

   3.2**    Amended and Restated Bylaws of the Company

   4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of holders of Common Stock of the Company

   4.2**    Specimen certificate for the Company's Common Stock

   10.1** Employment Agreement, dated as of April, 1998, between Joseph W. Collard and the Company

   10.2** Employment Agreement, dated as of April, 1998, between James F. Robertson and the Company

   10.3** Employment Agreement, dated as of April, 1998, between John A. Morton and the Company

   10.4** Employment Agreement, dated as of April, 1998, between Paul Cozza and the Company

   10.5** Lease, dated January 31, 1998, between Highwoods/Florida Holdings, L.P. and the Company

   10.6** Registration Rights Agreement, dated April 1998, between Joseph W. Collard and the Company

   10.7** Registration Rights Agreement, dated April 1998, between James F. Robertson and the Company

   10.8**   The Technisource, Inc. Long-Term Incentive Plan

   10.10**  Stock Option Agreement between the Company and Paul Cozza

   10.11**  Stock Option Agreement between the Company and John A. Morton

   10.12*** Credit Agreement by and among the Company and NationsBank, N.A.
            dated January 29, 1999.

   10.13*** Revolving Promissory Note issued by the Company in favor of NationsBank, N.A. dated January 29, 1999.

   10.14*** First Amendment to Credit Agreement by and between the Company and NationsBank, N.A. dated March 9, 1999.

   21**     Subsidiaries of the Company

   23       Consent of KPMG LLP

   24       Power of Attorney (included on the signature page)

   27       Financial Data Schedule

** Filed with the Company's Registration Statement on Form S-1 (File No. 333-50803), as amended, filed with the Securities and Exchange Commission on April 23, 1998, and incorporated herein by reference.

*** Filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company's three-month period ended March 31, 1999, and incorporated herein by reference.

(b)      Reports on Form 8-K

         During the fiscal quarter ended on December 31, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Technisource, Inc.

                                    By:
                                       ---------------------------
                                       James F. Robertson
                                       Executive Vice President,
                                       Chief Operating Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                         CAPACITY                        DATE
----------                         --------                        ----

_______________________    Chairman of the Board and          March ___, 1999
    Joseph W. Collard      Chief Executive Officer
                           (Principal Executive Officer)

_______________________    Executive Vice President,          March ___, 1999
    James F. Robertson     Chief Operating Officer and
                           Director

_______________________    Vice President,                    March ___, 1999
    John A. Morton         Chief Financial Officer and
                           Director
                           (Principal Financial and
                           Accounting officer)

_______________________    Director                           March ___, 1999
    C. Shelton James


_______________________    Director                           March ___, 1999
    Paul J. Kinyon


_______________________    Director                           March ___, 1999
    H. Scott Barrett

                                  EXHIBIT INDEX
  EXHIBIT
  NUMBER                       EXHIBIT DESCRIPTION
  ------                       -------------------

   23       Consent of KPMG LLP

   27       Financial Data Schedule