Form 10-Q
period 2000-03-31
TECHNISOURCE INC
filed 2000-05-15
CIK 1059920

TECHNISOURCE, INC. AND SUBSIDIARIES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended MARCH 31, 2000.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 PR 15(D) PF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number: 000-24391

                               TECHNISOURCE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

                FLORIDA                                  59-2786227
                -------                                  ----------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

        1901 W. CYPRESS CREEK ROAD, SUITE 200, FORT LAUDERDALE, FL 33309
        ----------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

                                 (954) 493-8601
                                 --------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares outstanding of common stock as of March 31, 2000 was 10,354,000.

                                      INDEX

PART I - FINANCIAL INFORMATION

 ITEM 1. Financial Statements
                                                                            PAGE

         Condensed Consolidated Balance Sheets as of March 31, 2000
         (Unaudited) and December 31, 1999                                     1

         Condensed Consolidated Statements of Income for the Three Months
         Ended March 31, 2000 (Unaudited) and 1999 (Unaudited)                 2

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2000 (Unaudited) and 1999 (Unaudited)          3

         Notes to Condensed Consolidated Financial Statements (Unaudited)    4-8

 ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              9-14

 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk           15

PART II - OTHER INFORMATION

 ITEM 6. Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17

                       TECHNISOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,       DECEMBER 31,
                                                                                 2000              1999
                                                                              ------------     ------------
                                                                              (UNAUDITED)
                                                                              ------------     ------------
                               ASSETS
Current assets:
     Cash and cash equivalents                                                $ 11,899,634     $ 17,353,780
     Trade accounts receivable, less allowance for doubtful
        accounts of $825,283 and $639,933 as of March 31, 2000
        and December 31, 1999, respectively                                     24,691,535       18,558,024
     Due from shareholders and employees                                           333,310          348,606
     Prepaid expenses and other current assets                                     681,475          613,669
     Prepaid income taxes                                                        1,217,631          415,350
     Deferred tax asset, current                                                   453,011          453,011
                                                                              ------------     ------------
              Total current assets                                              39,276,596       37,742,440
Property and equipment, net                                                      2,417,131        2,353,570
Other assets                                                                       369,542          360,340
Goodwill, net                                                                    5,139,943               --
Deferred tax asset, noncurrent                                                     128,148          128,148
                                                                              ------------     ------------
              Total assets                                                    $ 47,331,360     $ 40,584,498
                                                                              ============     ============
                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $  1,164,661     $    369,199
     Accrued liabilities                                                         4,518,953        3,609,392
     Line of credit                                                              3,750,000               --
     Notes payable                                                               1,000,000               --
                                                                              ------------     ------------
              Total current liabilities                                         10,433,614        3,978,591
Shareholders' equity:
     Common stock, $0.01 par value, 50,000,000 shares authorized,
        10,385,000 issued as of March 31, 2000 and December 31, 1999               103,850          103,850
     Additional paid-in capital                                                 30,161,540       30,129,248
     Retained earnings                                                           6,812,919        6,522,809
     Less :  Treasury stock, 31,000 and 25,000 shares as of March 31, 2000        (180,563)        (150,000)
         and December 31, 1999, respectively
              Total shareholders' equity                                        36,897,746       36,605,907
                                                                              ------------     ------------
              Total liabilities and shareholders' equity                      $ 47,331,360     $ 40,584,498
                                                                              ============     ============

See accompanying notes to condensed consolidated financial statements.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                       THREE MONTHS ENDED MARCH 31,
                                       -----------------------------
                                           2000             1999
                                       ------------     ------------
Revenues
         IT Staffing                   $ 30,047,750     $ 30,000,285
         Hardware Sales                     674,902        5,601,082
         Hardware Commissions               363,160          161,700
                                       ------------     ------------
                                         31,085,812       35,763,067
Cost of revenues
         IT Staffing                     22,397,269       22,744,789
         Hardware                           573,149        5,150,739
                                       ------------     ------------
                                         22,970,418       27,895,528

         Gross profit                     8,115,394        7,867,539

Selling, general and
   administrative expenses                7,789,774        5,710,545
                                       ------------     ------------
         Operating income                   325,620        2,156,994

Other income (expense):
     Interest and other income              224,135          224,574
     Interest expense                       (49,177)              --
                                       ------------     ------------
         Income before taxes                500,578        2,381,568

Provision for income taxes                  210,468          952,627
                                       ------------     ------------
         Net income                    $    290,110     $  1,428,941
                                       ============     ============
     Net income per share - basic      $       0.03     $       0.14
                                       ============     ============
     Net income per share - diluted    $       0.03     $       0.14
                                       ============     ============
     Weighted average common shares
        outstanding - basic              10,359,274       10,385,000
                                       ============     ============
     Weighted average common shares
        outstanding - diluted            10,517,067       10,547,158
                                       ============     ============

See accompanying notes to condensed consolidated financial statements.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31,
                                                               -----------------------------
                                                                   2000             1999
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $    290,110     $  1,428,941
    Adjustment to reconcile net income to net cash provided
    by operating activities:
        Depreciation and amortization                               309,276          323,553
        Deferred compensation                                        32,292           32,292
        Changes in assets and liabilities:
            Increase in accounts receivable                      (4,538,194)      (4,124,891)
            Decrease in due from shareholders and employees          15,296           32,475
            Increase in prepaid expenses and other assets            (2,553)        (633,317)
            Increase in prepaid income taxes                       (802,281)              --
            Increase in accounts payable                            493,211          818,607
            Decrease in accrued liabilities                        (307,917)         (75,257)
            Increase in income tax payable                               --          352,627
                                                               ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                            (4,510,760)      (1,844,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                            (294,450)        (392,731)
    Acquisitions of business, net of cash acquired               (4,368,373)              --
                                                               ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                            (4,662,823)        (392,731)
                                                               ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on line of credit                                  3,750,000               --
    Purchase of treasury stock                                      (30,563)              --
                                                               ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         3,719,437     --
                                                               ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (5,454,146)      (2,237,701)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   17,353,780       17,545,183
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 11,899,634     $ 15,307,482
                                                               ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                              $     49,177     $         --
                                                               ============     ============
    Taxes paid                                                 $  1,012,749     $    759,780
                                                               ============     ============
SUPPLEMENTAL DISCLOSURE OF MDS CONSULTING ACQUISITION:
    Total purchase price                                       $    915,466
    Less:
              Fixed asset valuation                                 (10,786)
              Other asset valuation                                  (3,355)
                                                               ------------
    Amount included in goodwill                                $    901,325
                                                               ============

SUPPLEMENTAL DISCLOSURE OF PRISM ACQUISITION:
    Total purchase price, net of cash acquired                 $  4,452,907
    Less:
              Accounts receivable valuation                      (1,595,317)
              Fixed asset valuation                                 (36,369)
              Prepaid expenses and other assets valuation           (71,100)
    Add:
              Accounts payable valuation                            302,251
              Accrued liabilities valuation                       1,217,478
                                                               ------------
    Goodwill                                                   $  4,269,850
                                                               ============

See accompanying notes to condensed consolidated financial statements.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. General

         ORGANIZATION AND DESCRIPTION OF BUSINESS

         The accompanying condensed consolidated financial statements include Technisource, Inc. and its wholly owned subsidiaries (the "Company"). The subsidiaries include Technisource of Florida, Inc., TSRC.net, Inc., TSRC of Florida, Inc., Technisource Hardware, Inc., and former subsidiaries, Technisource Midwest, Inc. and DFI Acquisition Corp.

         The Company is primarily an information technology ("IT") staffing services and consulting firm, providing IT, e-commerce and web development professionals principally on a time and materials basis to organizations with complex IT needs. As of March 31, 2000, the Company had 32 branch office locations.

         INTERIM FINANCIAL DATA

         The interim financial data as of March 31, 2000, and for the three months ended March 31, 2000 and 1999 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial reporting purposes and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations or cash flows of the Company for the periods indicated. Results of operations and cash flows for the

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

interim periods are not necessarily indicative of the results of operations or cash flows for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Financial Statements and the notes thereto for the year ended December 31, 1999, included in the Company's annual report on Form 10-K.

         RECLASSIFICATIONS

         Certain reported amounts for 1999 have been reclassified to conform to the 2000 presentation.


2. Acquisitions

         ACQUISITION OF MDS CONSULTING SERVICES, INC.

         On February 18, 2000, the Company, through a wholly owned subsidiary, completed the acquisition of the assets of MDS Consulting Services, Inc., an IT Staffing company for approximately $915,000 in cash. Up to an additional $975,000 cash consideration may be paid in the form of an earn-out payable over three years based on certain specified criteria. The transaction was accounted for under the purchase method of accounting.

         ACQUISITION OF PRISM GROUP CONSULTING, LLC AND PRISM GROUP, LLC

         On March 1, 2000, the Company acquired substantially all of the assets and certain liabilities of PRISM Group Consulting, LLC and PRISM Group, LLC, IT staffing companies for approximately $4,770,000 cash and a promissory note in the amount of $1,000,000 which matures February 28, 2001. In connection with the acquisition, the Company utilized $3,750,000 of the bank line of credit. (Note
5) The transaction was accounted for under the purchase method of accounting. The proforma effect of the acquisition as if it occurred on January 1, 2000 and January 1, 1999 is as follows:

                                                           MARCH 31,
                                               --------------------------------
                                                    2000              1999
                                               -------------     --------------
           Revenue                             $32,784,370       $37,902,578

           Net Income                          $   277,293       $ 1,497,924

           Net Income per share - basic        $      0.03       $      0.14
           Net Income per share - diluted      $      0.03       $      0.14

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

3. Summary of Significant Accounting Policies

         GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight line basis over fifteen years for the acquisition of PRISM Group Consulting, LLC, PRISM Group, LLC and MDS Consulting, Inc.

         REVENUE RECOGNITION

         The Company generally recognizes services revenue at the time services are performed. The Company generally recognizes product and related service revenue at the time of shipment to the customer. However, when the Company does not take title to the product, revenue is recognized as commission revenue when the product is received by the customer.

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

         The Company provides IT professional services to customers located in the United States and Canada. The Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and the cyclical and economic factors that could have an impact on those industries. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Additionally, the Company maintained approximately $11.9 million at March 31, 2000 in one financial institution, which is in excess of the FDIC insured limits.

4. Contingent Liability

         The Company is currently undergoing a review by the Department of Labor. Although Management believes the ultimate outcome of the review will not have an adverse material effect on the Company's results of operations or financial position, the outcome and effect of the review cannot yet be determined.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

5. Line of Credit

         On March 9, 1999, the Company established a line of credit with a bank that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Interest is payable monthly at a variable rate of LIBOR plus 1.4%. The line of credit expires January 31, 2002. In connection with the acquisition of PRISM Group, LLC and PRISM Group Consulting, LLC the Company utilized $3.75 million of the line of credit which is outstanding at March 31, 2000.

6. Earnings Per Share

         Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the diluted common shares had been issued. The diluted effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method.

                                                THREE MONTHS ENDED MARCH 31,
                                                  ------------------------
                                                     2000          1999
                                                  ----------    ----------
   Basic:
                Weighted average common shares
                outstanding                       10,359,274    10,385,000
                                                  ==========    ==========
   Dilute:
                Weighted average common shares
                outstanding                       10,359,274    10,385,000
                Dilutive effect of options           157,793       162,158
                                                  ----------    ----------
         Total                                    10,517,067    10,547,158
                                                  ==========    ==========

7. Stock Repurchase Plan

         On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of March 31, 2000, the Company had repurchased 31,000 shares of its common stock at an aggregate cost to the Company of $180,563.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

8. Reportable Segment

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

                                 THREE MONTHS        THREE MONTHS
                                    ENDED                ENDED
                                MARCH 31, 2000       MARCH 31, 1999
                                 -----------          -----------
         Revenues 1
            IT Staffing          $30,047,750          $30,000,285
           Hardware Sales          1,038,062            5,762,782
                                 -----------          -----------
                                 $31,085,812          $35,763,067
                                 ===========          ===========
         Income Before Taxes 2
           IT Staffing           $   434,372          $ 2,047,535
            Hardware Sales            66,206              334,033
                                 -----------          -----------
                                 $   500,578          $ 2,381,568
                                 ===========          ===========

9. Subsequent Events

         Pursuant to the Stock Repurchase Plan, the Company purchased 10,500 shares for $48,157 through May 12, 2000.

---------------
1 Two of the Company's clients accounted for approximately 15.9% and 54.9%, respectively, of the Company's hardware sales for the period ended March 31, 2000.

2 Since all expenses have not been allocated to the hardware sales segment, this basis is not necessarily a measure completed in accordance with generally accepted accounting principles and may not be comparable to other companies.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q, PRINCIPALLY IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," THAT ARE NOT RELATED TO HISTORICAL RESULTS, INCLUDING STATEMENTS RELATING TO WORKING CAPITAL, COSTS OF SETTING UP NEW BRANCH OFFICES, PROFITABILITY OF BRANCH OFFICES, AND THE EFFECT OF LIABILITY, IF ANY, IMPOSED ON THE COMPANY BY THE DEPARTMENT OF LABOR ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO RECRUIT AND RETAIN QUALIFIED TECHNICAL PROFESSIONALS; IDENTIFY, ACQUIRE AND INTEGRATE SUITABLE ACQUISITION CANDIDATES; OBTAIN SUFFICIENT WORKING CAPITAL TO SUPPORT SUCH GROWTH; COMPETE SUCCESSFULLY WITH EXISTING AND FUTURE COMPETITORS; THE ABILITY OF NEW BRANCH OFFICES TO ACHIEVE PROFITABILITY AND OTHER FACTORS DESCRIBED THROUGHOUT THIS FORM 10-Q. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

         OVERVIEW

         Technisource is a national provider of IT staffing services through 32 offices in the United States and Canada, utilizing over 1,200 highly trained professionals. The Company has achieved a compound annual revenue growth rate of 56% over the past five years based on years-ended 1994 through 1999. This growth rate has been generated internally, without the benefit of acquisitions.

         The Company's revenues grew from $29.1 million in 1995 to $144.7 million in 1999. The Company's historical revenue growth during this period has been driven primarily by increases in the number of professionals placed with existing and new clients. The number of professionals utilized by the Company grew from 320 as of December 31, 1995, to 1,163 as of December 31, 1999, and to 1,221 as of March 31, 2000. For each of 1999, 1998, and 1997, clients from the previous year generated at least 70% of the Company's revenues.

         Through 1999, the Company generated primarily all of its revenues from fees for the provision of IT Staffing. For the period ended March 31, 2000, the Company generated 96.7% of its revenues from fees for the provision of IT staffing services and 3.3% from hardware sales.

         With respect to IT staffing services, clients are typically billed and professionals paid on a weekly basis. The Company recognizes revenues from IT staffing services as they are performed. With respect to hardware sales, clients are typically billed on a weekly basis. The Company recognizes revenues from hardware sales when the title to the computer hardware passes to the customer.

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

         The Company increased its administrative, sales, recruiting and training professionals from 207 employees on December 31, 1997 to 324 employees on December 31, 1999, and to 331 at March 31, 2000.

         Over the last ten years, the Company has developed and refined the Technisource Growth Model, which is focused on facilitating rapid internal growth through the replication of Development Triangles. Each Development Triangle is typically comprised of one Account Manager, two or three recruiting professionals and a group of IT professionals. The Company has grown from nine Development Triangles as of December 31, 1995 to 62 Development Triangles as of December 31, 1999, and to 67 Development Triangles as of March 31, 2000. Although the Company's operating margins may be adversely affected during periods following relatively large increases in the number of the Company's Development Triangles, the Company leverages its initial investment in infrastructure as Development Triangles mature and the Company's sales and recruiting personnel achieve greater levels of productivity.

         The Company anticipates that each new branch office will require an investment of approximately $100,000 to $150,000 in order to begin operations and fund operating losses for an initial ten-to-twelve month period of operations, which is the amount of time management believes should generally be required for a new office to achieve profitability. The Company expenses the costs of opening a new office as such expenses are incurred. The Company anticipates continuing to leverage its current network of 32 branch offices, as the start-up costs have already been expensed and additional start-up branch office costs will constitute a smaller percentage of revenues as the Company continues to increase its revenue base. There can be no assurance that new Development Triangles or branch offices will be profitable within projected time frames or at all.

         The Company's computer hardware sales were approximately $1 million in the first three months of 2000 compared to approximately $5.8 million in the same period of 1999. The gross margin on the sale of computer hardware has increased substantially as a percentage of sales, exclusive of hardware commissions, to 15.1% in the first three months of 2000 from 8.0% for the same period in 1999. This increase is directly attributable to the amount of hardware sales recognized as commission revenue as opposed to direct sales.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The following table set forth for the periods indicated, depicts the percentage of revenues of certain items reflected in the Company's statements of income:

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -----------------------
                                                       2000            1999
                                                     -------         -------
     Staffing Revenues                                96.7 %          83.9 %
     Hardware Revenues                                 3.3 %          16.1 %
                                                     -------         -------
        Total Revenues                               100.0 %         100.0 %
     Cost of revenues
     Staffing Cost of Revenues                        72.1 %          63.6 %
     Hardware Cost of Revenues                         1.8 %          14.4 %
                                                     -------         -------
     Gross profit                                     26.1 %          22.0 %
     Selling, general and administrative expenses     25.1 %          16.0 %
                                                     -------         -------
     Operating income                                  1.0 %           6.0 %
     Interest and other income                         0.7 %           0.7 %
     Interest expense                                 (0.1)%           0.0 %
                                                     -------         -------
     Income before income taxes                        1.6 %           6.7 %
     Income taxes                                      0.7 %           2.7 %
                                                     -------         -------
     Net Income                                        0.9 %           4.0 %

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

              REVENUES

         STAFFING DIVISION. The Company's staffing revenues remained flat at $30 million for the first three months of 2000 as compared to the same period in 1999. This is primarily attributable to the decline in the staffing industry that occurred after the first quarter of 1999 and continued through to the end of the year due to the Y2K issue. This decline in the industry caused staffing revenues to decrease quarter to quarter, with a slight growth occurring between the fourth quarter of 1999 and the first quarter of 2000. This growth was fueled by the acquisition of two companies in Hartford, CT and San Francisco, CA, and the opening of four branch offices throughout the quarter. The offices were opened in Milwaukee, WI, St. Louis, MO, Santa Clara, CA and Ottawa, Canada. The total number of client divisions and business units billed increased to 497 in the first three months of 2000, from 363 in the first three months 1999. The number of IT, e-commerce and web development professionals working for the Company increased to 1,221 as of March 31, 2000 from 1,134 as of March 31,1999.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         HARDWARE DIVISION. The Company's hardware revenues decreased to $1 million in the first three months of 2000 from $5.8 million for the same period in 1999. The decrease in revenue is directly attributable to two factors. The first factor is the one-time sale of $4.4 million of computer hardware the Hardware Division experienced in the first three months of 1999. The second factor is that during 2000, the Company experienced a change in the method of delivery of its products. Increasingly, product is drop-shipped from the Company's vendors to the Company's clients. Since the Company does not take title to product which is being drop-shipped, the revenue from this type of sale is considered to be commission revenue and as such is reported net of related expenses. The change in the type of revenue recognized reduced gross revenue by $2 million. The total number of hardware clients increased to 143 from 93 for the first three months of 2000.

         GROSS PROFIT

         STAFFING DIVISION. Gross profit consists of revenues less cost of revenues. The Company's staffing cost of revenues consists primarily of salary, benefits and expenses for the Company's IT, e-commerce and web development professionals and other direct costs associated with providing services to clients. Gross profit increased 3.2% to $7.6 million for the three months ended March 31, 2000 from $7.9 million for the same period in 1999. As a percentage of staffing revenue, gross profit increased to 25.5% in the first quarter of 2000 compared to 24.2% for the three months ended March 31, 1999. The Staffing Division's utilization rate for the first three months of 2000 was 97.7% compared to 97.8% for the first three months of 1999.

         HARDWARE DIVISION. The Company's hardware cost of revenues consists primarily of direct costs associated with the products provided to the clients. Gross profit decreased to $464,913 in the first three months of 2000 from $612,043 in the first three months of 1999. As a percentage of hardware revenues, gross profit increased to 15.1% in the first quarter of 2000 from 8.0% for the same period in 1999. Commission revenue increased 125% to $363,000 from $162,000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         STAFFING DIVISION. Staffing division selling, general and administrative expenses consist primarily of costs associated with the staffing division's direct selling and marketing efforts, human resources and recruiting departments, administration, training and facilities. Staffing selling, general and administrative expenses increased 37.9% to $7.4 million for the three months ended March 31, 2000 from $5.4 million for the three months ended March 31, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 24.0% in the first quarter of 2000, from 15.2% in the same period of 1999. This increase resulted from expenses incurred to build and enhance the infrastructure necessary to support the Company's continued growth. This included the addition of six offices during the first quarter of 2000, and the addition of six Development Triangles, which increased the number of sales and recruiting professionals during this period.

         HARDWARE DIVISION. Hardware division selling, general and administrative expenses consist primarily of costs associated with the Hardware Division's direct selling and marketing efforts,

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

human resources and sales departments, administration and facilities. Hardware selling, general and administrative expenses increased to $340,090 for the quarter ended March 31, 2000 from $281,270 for the quarter ended March 31, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 1.1% for the first quarter of 2000 from 0.8% in the same period of 1999. This increase resulted from the continued growth of the Hardware Division's personnel and resources.

         NET INTEREST INCOME

         Net interest income was $174,958 for the three months ended March 31, 2000, as compared to $224,574 for the three months ended March 31, 1999. The decrease is attributable to the interest payable on the line of credit, the interest payable on the note payable of $1,000,000 for the acquisition of PRISM Group Consulting, LLP and PRISM Group, LLP and the decrease in cash outstanding due to use for acquisitions.

         INCOME TAXES

         Income taxes for the first three months of 2000 reflect a 42% effective income tax rate which compares to 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity have been cash flow from operations and available borrowings under its line of credit. Cash and cash equivalents and working capital approximated $11.9 million and $28.8 million, respectively, as of March 31, 2000.

         Net cash used by operating activities was approximately $4.5 million for the period ended March 31, 2000, as compared to $1.8 million during the three month period ended March 31, 1999. The increase in cash used in operations is primarily due to an increase in accounts receivable.

         Net cash used in investing activities was approximately $5.7 million during the three month period ended March 31, 2000 as compared to $393,000 during the three months ended March 31, 1999. The increase in cash used in investing activities is primarily due to the acquisitions of PRISM Group LLC, PRISM Group consulting, LLC and MDS Consulting, Inc.

         For the three-month period ended March 31, 2000, net cash provided by financing activities was $4.7 million and primarily related to the financing of acquisitions and the purchase of treasury stock.

         On March 9, 1999 the Company established a line of credit with a bank which provides for maximum borrowings of up to $25 million. As of March 31, 2000, $3.75 million has been used for acquisition purposes, leaving $6.25 million for future acquisitions and $15 million to be used

                       TECHNISOURCE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

for working capital. Under the bank line of credit, interest is payable monthly at LIBOR plus 1.4%. The line of credit expires January 31, 2002.

         On February 18, 2000, the Company acquired substantially all the assets of MDS Consulting, Inc. of Hartford, Connecticut, for approximately $800,000 cash. On March 1, 2000, the Company used funds from the line of credit to acquire substantially all of the assets and certain liabilities of PRISM Group, LLC and PRISM Group Consulting, LLC, both of San Francisco, California. The total consideration associated with the acquisition of the two companies was approximately $6.1 million.

         On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of March 31, 2000, the Company has repurchased 31,000 shares of its common stock at an aggregate cost to the Company of $180,563.

         During the second quarter of 2000, the Company decided to spinoff its computer hardware sales operations. At that time, the computer hardware sales segment of the Company was offered for sale. In the event that a buyer is not found, the computer hardware operation may be discontinued.

         The Company anticipates that its primary uses of working capital in future periods will be for the internal development of new offices, investments in its management information systems, possible acquisitions and decreases in working capital. The Company continually reviews and evaluates acquisition candidates to complement and expand its business. The Company's ability to grow through acquisitions is dependent on the availability of suitable acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company cannot predict to what extent new offices will be added through acquisitions as compared to internal development. The Company currently has no commitments with respect to any potential acquisitions.

         The Company believes that the existing cash and cash equivalents, cash flow from operations and available borrowings under the Credit Facility will be sufficient to meet the Company's presently anticipated working capital needs for at least the next twelve months.

         Inflation did not have a material impact on the Company's revenues or income from operations in the first quarter of 2000. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

                       TECHNISOURCE, INC. AND SUBSIDIARIES


ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

         The Company owns no derivative financial instruments or derivative commodity instruments. The Company does not derive a significant amount of revenues from international operations and does not believe that it is exposed to material risks related to foreign currency exchange rates.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              EXHIBIT NUMBER        DESCRIPTION

                   2.1 Asset Purchase Agreement dated February 18, 2000, among DFI Acquisition Corp. and MDS Consulting Services, Inc. and Mark D. Solomon (Filed without exhibits or schedules which will be furnished supplementally to the Commission upon request.)

                   2.2*          Asset Purchase Agreement dated March 1,
                                 2000, among PRISM Group, LLC, PRISM Group
                                 Consulting, LLC, Gus Gonzalez and Nancy E.
                                 Agatiello, Revocable Inter-Vivos Trust, Barbara
                                 S. Berk, Nancy E. Agatiello and TSRC.net, Inc.

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

                   10.1 Employment Agreement, dated January 1, 2000, between Thomas Hoshko and the Company

                   10.2 Technisource, Inc. Nonqualified Stock Option Agreement, dated January 1, 2000, between Thomas Hoshko and the Company

                   10.3 Technisource, Inc. Incentive Stock Option Agreement dated January 1, 2000, between Thomas Hoshko and the Company

                   21            Subsidiaries of the Company

                   27            Financial Data Schedule

         (b) Current Reports on Form 8-K

                  A report on Form 8-K was filed March 16, 2000 relating to Item
             2 - Acquisition or Disposition of Assets.

--------------------
* Filed with the Company's Form 8-K filed with the Securities and Exchange Commission on March 16, 2000, and incorporated by reference.
** Filed with the Company's Registration Statement on Form S-1 (File No. 333-50803) filed with the Securities and Exchange Commission on April 23, 1998, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TECHNISOURCE INC.

Dated: May 15, 2000
                                          By: /s/ James F. Robertson
                                             -----------------------------------
                                              James F. Robertson
                                              Executive Vice President,
                                              Chief Operating Officer

 Dated: May 15, 2000                      By: /s/ John A. Morton
                                             -----------------------------------
                                              John A. Morton
                                              Vice-President
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                INDEX OF EXHIBITS

EXHIBIT NUMBER                   DESCRIPTION
--------------                   -----------
    2.1 Asset Purchase Agreement dated February 18, 2000, among DFI Acquisition Corp. and MDS Consulting Services, Inc. and Mark D. Solomon (Filed without exhibits or schedules which will be furnished supplementally to the Commission upon request.)

    10.1 Employment Agreement, dated January 1, 2000, between Thomas Hoshko and the Company

    10.2 Technisource, Inc. Nonqualified Stock Option Agreement, dated January 1, 2000, between Thomas Hoshko and the Company

    10.3 Technisource, Inc. Incentive Stock Option Agreement dated January 1, 2000, between Thomas Hoshko and the Company

    21                 Subsidiaries of the Company

    27                 Financial Data Schedule