Form 10-Q
period 2000-06-30
TECHNISOURCE INC
filed 2000-08-14
CIK 1059920

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000.

                                       or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to __________________

Commission File Number: 000-24391

                               TECHNISOURCE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                    59-2786227
---------------------------------               ---------------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification Number)


        1901 W. CYPRESS CREEK ROAD, SUITE 200, FORT LAUDERDALE, FL 33309
--------------------------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

                                 (954) 493-8601
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of common stock as of July 31, 2000 was 10,331,600.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

                                                                            Page
                                                                            ----
            Condensed Consolidated Balance Sheets as of June 30,
            2000 (Unaudited) and December 31, 1999                            1

            Condensed Consolidated Statements of Income for the Three
            and Six Months Ended June 30, 2000 (Unaudited) and 1999
            (Unaudited)                                                       2

            Condensed Consolidated Statements of Cash Flows for the Three
            and Six Months Ended June 30, 2000 (Unaudited) and 1999
            (Unaudited)                                                       3

            Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                      4-8

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       9-16

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       16

PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders              17

   Item 6.  Exhibits and Reports on Form 8-K                                 18

   Signatures                                                                19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,       December 31,
                                                                                   2000             1999
                                                                              ------------      ------------
                                                                               (Unaudited)
                                                                              ------------      ------------
                            ASSETS

Current assets:
      Cash and cash equivalents                                               $  8,892,813      $ 17,353,780
      Trade accounts receivable, less allowance for doubtful
         accounts of $961,466 and $639,933 as of June 30, 2000
         and December 31, 1999, respectively                                    28,717,845        18,558,024
      Due from shareholders and employees                                          363,533           348,606
      Prepaid expenses and other current assets                                    599,087           613,669
      Notes receivable                                                             151,188                --
      Prepaid income taxes                                                       1,317,372           415,350
      Deferred tax asset, current                                                  453,011           453,011
                                                                              ------------      ------------
               Total current assets                                             40,494,849        37,742,440
Property and equipment, net                                                      2,554,672         2,353,570
Other assets                                                                       298,869           360,340
Intangible assets                                                                6,336,648                --
Deferred tax asset, noncurrent                                                     128,148           128,148
                                                                              ------------      ------------
               Total assets                                                   $ 49,813,186      $ 40,584,498
                                                                              ============      ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                        $  1,147,969      $    369,199
      Accrued liabilities                                                        6,442,841         3,609,392
      Line of credit                                                             3,750,000                --
      Notes payable                                                              1,000,000                --
                                                                              ------------      ------------
               Total current liabilities                                        12,340,810         3,978,591
Shareholders' equity:
      Common stock, $0.01 par value, 50,000,000 shares authorized,
         10,385,000 issued as of June 30, 2000 and December 31, 1999               103,850           103,850
      Additional paid-in capital                                                30,193,832        30,129,248
      Retained earnings                                                          7,456,838         6,522,809
      Less:  Treasury stock, 58,400 and 25,000 shares as of June 30, 2000
          and December 31, 1999, respectively                                     (282,144)         (150,000)
                                                                              ------------      ------------
               Total shareholders' equity                                       37,472,376        36,605,907
                                                                              ------------      ------------
               Total liabilities and shareholders' equity                     $ 49,813,186      $ 40,584,498
                                                                              ============      ============

See accompanying notes to condensed consolidated financial statements.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           Three Months Ended June 30,         Six Months Ended June 30,
                                         ------------------------------     ------------------------------
                                              2000             1999             2000              1999
Revenues
           IT Staffing                   $ 34,640,002      $ 31,614,046     $ 64,687,752      $ 61,614,331
           Hardware Sales                   1,882,554         3,401,920        2,557,456      $  9,002,923
           Hardware Commissions               370,275           141,989          733,435           303,768
                                         ------------      ------------     ------------      ------------
                                           36,892,831        35,157,955       67,978,643        70,921,022
Cost of revenues
           IT Staffing                     24,771,743        23,250,148       47,169,012        45,994,937
           Hardware                         1,608,560         3,004,026        2,181,709         8,154,765
                                         ------------      ------------     ------------      ------------
                                           26,380,303        26,254,174       49,350,721        54,149,702

           Gross profit                    10,512,528         8,903,781       18,627,922        16,771,320

Selling, general and
   administrative expenses                  9,463,561         7,749,473       17,253,335        13,460,018
                                         ------------      ------------     ------------      ------------
           Operating income                 1,048,967         1,154,308        1,374,587         3,311,302

Other income (expense):
      Interest and other income               186,422           195,077          410,557           419,651
      Interest expense                       (125,569)               --         (174,746)               --
                                         ------------      ------------     ------------      ------------
           Income before taxes              1,109,820         1,349,385        1,610,398         3,730,953

Provision for income taxes                    465,901           539,754          676,369         1,492,381
                                         ------------      ------------     ------------      ------------
           Net income                    $    643,919      $    809,631     $    934,029      $  2,238,572
                                         ============      ============     ============      ============
      Net income per share - basic       $       0.06      $       0.08     $       0.09      $       0.22
                                         ============      ============     ============      ============
      Net income per share - diluted     $       0.06      $       0.08     $       0.09      $       0.21
                                         ============      ============     ============      ============
      Weighted average common shares
         outstanding - basic               10,342,138        10,367,917       10,350,707        10,375,833
                                         ============      ============     ============      ============
      Weighted average common shares
         outstanding - diluted             10,474,165        10,506,628       10,496,388        10,532,210
                                         ============      ============     ============      ============

See accompanying notes to condensed consolidated financial statements.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended June 30,
                                                                            ------------------------------
                                                                                 2000              1999
                                                                            ------------      ------------
Cash flows from operating activities:
       Net income                                                           $    934,029      $  2,238,572
       Adjustment to reconcile net income to net cash provided
       by operating activities:
           Depreciation and amortization                                         712,262           674,832
           Deferred compensation                                                  64,584            64,584
           Changes in assets and liabilities:
               Increase in accounts receivable                                (8,564,504)       (4,890,399)
               Increase in note receivable                                        (1,188)               --
               Increase in due from shareholders and employees                   (14,927)         (217,363)
               Decrease (increase) in prepaid expenses and other assets          153,748          (928,624)
               Increase in prepaid income taxes                                 (902,022)               --
               Increase in accounts payable                                      476,519         2,057,585
               Increase in accrued liabilities                                 1,615,971           879,087
               Decrease in income tax payable                                         --          (478,018)
                                                                            ------------      ------------
Net cash used in operating activities                                         (5,525,529)         (599,744)

Cash flows from investing activities:
       Purchases of property and equipment                                      (686,398)         (850,678)
       Acquisitions of businesses, net of cash acquired                       (5,716,896)               --
                                                                            ------------      ------------
Net cash used in investing activities                                         (6,403,294)         (850,678)
                                                                            ------------      ------------
Cash flows from financing activities:
       Borrowings on line of credit                                            3,750,000                --
       Distribution to shareholders                                                   --        (70,084.00)
       Purchase of treasury stock                                               (132,144)         (150,000)
       Issuance of note receivable                                              (150,000)               --
                                                                            ------------      ------------
Net cash provided by (used in) financing activities                            3,467,856          (220,084)
                                                                            ------------      ------------
Net decrease in cash and cash equivalents                                     (8,460,967)       (1,670,506)

Cash and cash equivalents, beginning of period                                17,353,780        17,545,183
                                                                            ------------      ------------
Cash and cash equivalents, end of period                                    $  8,892,813      $ 15,874,677
                                                                            ============      ============
Supplemental disclosure of cash flow information:
       Interest paid                                                        $    363,775      $         --
                                                                            ============      ============
       Taxes paid                                                           $  1,578,391      $  1,970,399
                                                                            ============      ============
Supplemental disclosure of MDS Consulting acquisition:
       Total purchase price                                                 $    932,567
       Less:
                 Property and equipment                                          (10,786)
                 Other asset                                                      (3,355)
                                                                            ------------
       Amount included in goodwill                                          $    918,426
                                                                            ============
Supplemental disclosure of Prism acquisition:
       Total purchase price, net of cash acquired                           $  4,584,329
       Less:
                 Accounts receivable valuation                                (1,595,317)
                 Fixed asset valuation                                           (36,369)
                 Prepaid expenses and other assets valuation                     (71,100)
       Add:
                 Accounts payable                                                302,251
                 Accrued liabilities                                           1,217,478
                                                                            ------------
       Amount included in goodwill                                          $  4,401,272
                                                                            ============
Supplemental disclosure of Broadreach (Phoenix) acquisition:
       Total purchase price                                                 $  1,200,000
       Less:
                 Property and equipment                                          (57,480)
                 Deposits                                                         (3,239)
                 Other intangibles                                              (100,000)
                                                                            ------------
       Amount included in goodwill                                          $  1,039,281
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

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. General

         Organization and Description of Business

         The accompanying condensed consolidated financial statements include Technisource, Inc. and its wholly owned subsidiaries (the "Company"). The subsidiaries include TSRC.net, Inc., TSRC of Florida, Inc., Technisource Hardware, Inc., and former subsidiaries, Technisource of Florida, Inc., Technisource Midwest, Inc. and DFI Acquisition Corp.

         The Company is primarily an information technology ("IT") staffing services and consulting firm, providing IT, e-commerce and web development professionals principally on a time and materials basis to organizations with complex IT needs. As of June 30, 2000, the Company had 32 branch office locations.

         Interim Financial Data

         The interim financial data as of June 30, 2000, and for the three and six months ended June 30, 2000 and 1999 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial reporting purposes and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position, results of operation and cash flows of the Company for the periods indicated. Results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Financial Statements and the notes thereto for the year ended December 31, 1999, included in the Company's annual report on Form 10-K.

         Reclassifications

         Certain reported amounts for 1999 have been reclassified to conform to the 2000 presentation.

2. Acquisitions

         Acquisition of MDS Consulting Services, Inc.

         On February 18, 2000, the Company, through a wholly owned subsidiary, completed the acquisition of the assets of MDS Consulting Services, Inc., an IT staffing company, for approximately $800,000 in cash plus acquisition fees. Up to an additional $975,000 cash

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

consideration may be paid in the form of an earn-out payable over three years based on certain specified criteria. The transaction was accounted for under the purchase method of accounting.

         Acquisition of PRISM Group Consulting, LLC and PRISM Group, LLC

         On March 1, 2000, the Company acquired substantially all of the assets and certain liabilities of PRISM Group Consulting, LLC and PRISM Group, LLC, IT staffing companies, for approximately $4,770,000 cash and a promissory note in the amount of $1,000,000 which matures February 28, 2001. In connection with the acquisition, the Company utilized $3,750,000 of the bank line of credit. (Note
5) The transaction was accounted for under the purchase method of accounting. The proforma effect of the acquisition as if it occurred on January 1, 2000 and January 1, 1999 is as follows:

                                              June 30,
                                  --------------------------------
                                       2000              1999
                                  --------------    --------------

Revenue                           $   69,677,201    $   75,608,101
Net Income                        $      921,212    $    2,577,626
Net Income per share - basic      $         0.09    $         0.25
Net Income per share - diluted    $         0.09    $         0.24


         Acquisition of Broadreach Consulting, Inc.

         On June 1, 2000, the Company completed the first phase of the acquisition of the assets of Broadreach Consulting, Inc., an IT staffing, consulting and augmentation services company, for approximately $650,000 in cash. Up to an additional $550,000 cash consideration may be paid as a post-closing payment, which has been accrued for as part of the purchase price of the first phase as it appears probable it will be paid. The transaction was accounted for under the purchase method of accounting. The second phase of the acquisition is pending for approximately $1,050,000 in cash at the closing with an additional post-closing cash payment of up to $1,050,000.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. Summary of Significant Accounting Policies

         Intangible Assets

         Intangible assets represent the excess of the purchase price over the fair value of acquired tangible nets assets for the acquisition of PRISM Group Consulting, LLC, PRISM Group, LLC, MDS Consulting Services, Inc., and Broadreach Consulting, Inc. Intangible assets are allocated to identifiable intangible assets such as noncompete agreements which are amortized on a straight-line basis over three to five years and to goodwill, which is being amortized on a straight-line basis over fifteen years.

         Revenue Recognition

         The Company generally recognizes services revenue at the time services are performed. The Company generally recognizes product and related service revenue at the time of shipment to the customer. However, when the Company does not take title to the product, revenue is recognized as commission revenue when the customer receives the product.

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

         The Company provides IT professional services to customers located in the United States and Canada. The Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and the cyclical and economic factors that could have an impact on those industries. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Additionally, the Company maintained approximately $8.9 million at June 30, 2000 in one financial institution, which is in excess of the FDIC insured limits.

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

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. Line of Credit

         On March 9, 1999, the Company established a line of credit with a bank that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Interest is payable monthly at a variable rate of LIBOR plus 1.4%. The line of credit expires January 31, 2002. In connection with the acquisition of PRISM Group, LLC and PRISM Group Consulting, LLC the Company utilized $3.75 million of the line of credit which is outstanding at June 30, 2000.

6. Earnings Per Share

         Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the diluted common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method.

                              Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                            ----------------------  ----------------------
                               2000        1999        2000        1999
                            ----------  ----------  ----------  ----------
Basic:
Weighted average common
shares outstanding          10,342,138  10,367,917  10,350,707  10,357,833
                            ==========  ==========  ==========  ==========
Diluted:
Weighted average common
shares outstanding          10,342,138  10,367,917  10,350,707  10,357,833
Dilutive effect of options     132,027     138,711     145,681     156,377
                            ----------  ----------  ----------  ----------
     Total                  10,474,165  10,506,628  10,496,388  10,532,210
                            ==========  ==========  ==========  ==========

7. Stock Repurchase Plan

         On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of June 30, 2000, the Company had repurchased 53,400 shares of its common stock at an aggregate cost to the Company of $282,144.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                          Three months ended June 30,    Six months ended June 30,
                          --------------------------    --------------------------
                              2000           1999           2000           1999
                          -----------    -----------    -----------    -----------
Revenues(1)
  IT Staffing             $34,640,002    $31,614,046    $64,687,752    $61,614,331
  Hardware Sales and
    Commissions             2,252,829      3,543,909      3,290,891      9,306,691
                          -----------    -----------    -----------    -----------
                          $36,892,831    $35,157,955    $67,978,643    $70,921,022
                          ===========    ===========    ===========    ===========
Income Before Taxes(2)
  IT Staffing             $   997,101    $ 1,166,077    $ 1,431,473    $ 3,213,612
  Hardware Sales and
    Commissions               112,719        183,308        178,925        517,341
                          -----------    -----------    -----------    -----------
                          $ 1,109,820    $ 1,349,385    $ 1,610,398    $ 3,730,953
                          ===========    ===========    ===========    ===========

--------
(1) Two of the Company's clients accounted for approximately 11.4% and 6.6%, respectively, of the Company's hardware sales for the period ended June 30, 2000.

(2) Since all expenses have not been allocated to the hardware sales segment, this basis is not necessarily a measure completed in accordance with generally accepted accounting principles and may not be comparable to other companies.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Form 10-Q, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not related to historical results, including statements relating to working capital, costs of setting up new branch offices, profitability of branch offices, and the effect of liability, if any, imposed on the Company by the Department of Labor are forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, without limitation, the Company's ability to recruit and retain qualified technical professionals; identify, acquire and integrate suitable acquisition candidates; obtain sufficient working capital to support such growth; compete successfully with existing and future competitors; the ability of new branch offices to achieve profitability and other factors described in this Form 10-Q and in the Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

         OVERVIEW

         Technisource is a national provider of IT staffing services through 32 offices in the United States and Canada, utilizing over 1,250 highly trained professionals. The Company has achieved a compound annual revenue growth rate of 56% over the past five years based on years-ended 1994 through 1999. This growth rate has been generated internally, without the benefit of acquisitions.

         The Company's revenues grew from $29.1 million in 1995 to $144.7 million in 1999. The Company's historical revenue growth during this period has been driven primarily by increases in the number of professionals placed with existing and new clients. The number of professionals utilized by the Company grew from 320 as of December 31, 1995, to 1,163 as of December 31, 1999, and to 1,258 as of June 30, 2000. For each of 1999, 1998, and 1997, clients from the previous year generated at least 70% of the Company's revenues.

         Through 1999, the Company generated primarily all of its revenues from fees for the provision of IT Staffing. For the period ended June 30, 2000, the Company generated 95.2% of its revenues from fees for the provision of IT professional services and 4.8% from hardware sales.

         With respect to IT professional services, clients are typically billed and professionals paid on a weekly basis. The Company recognizes revenues from IT professional services as they are performed. With respect to hardware sales, clients are typically billed on a weekly basis. The

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

         The Company increased its administrative, sales, recruiting and training professionals from 207 employees on December 31, 1997 to 324 employees on December 31, 1999, and to 344 at June 30, 2000.

         Over the last ten years, the Company has developed and refined the Technisource Growth Model, which is focused on facilitating rapid internal growth through the replication of Development Triangles. Each Development Triangle is typically comprised of one Account Manager, two or three recruiting professionals and a group of IT professionals. The Company has grown from 9 Development Triangles as of December 31, 1995 to 62 Development Triangles as of December 31, 1999. This number remained constant at 62 as of June 30, 2000. Although the Company's operating margins may be adversely affected during periods following relatively large increases in the number of the Company's Development Triangles, the Company leverages its initial investment in infrastructure as Development Triangles mature and the Company's sales and recruiting personnel achieve greater levels of productivity.

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

         The Company's computer hardware sales were approximately $2.3 million in the three months ended June 30, 2000 compared to approximately $3.5 million in the same period of 1999. The gross margin on the sale of computer hardware has increased substantially as a percentage of sales, exclusive of hardware commissions, to 14.6% in the three months ended June 30, 2000

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

from 11.7% for the same period in 1999. This increase is directly attributable to the amount of hardware sales recognized as commission revenue as opposed to direct sales.

         The following table set forth for the periods indicated, depicts the percentage of revenues of certain items reflected in the Company's statements of income:

                                                        Three months ended                    Six months ended
                                                             June 30,                             June 30,
                                                  -------------------------------      --------------------------------
                                                     2000               1999               2000               1999
                                                  ------------       ------------      -------------      -------------
Staffing Revenues                                    93.9  %           89.9  %            95.2  %            86.9  %
Hardware Revenues                                     6.1  %           10.1  %             4.8  %            13.1  %
                                                  ------------       ------------      -------------      -------------
     Total Revenues                                 100.0  %          100.0  %           100.0  %           100.0  %
Cost of Revenues
Staffing Cost of Revenues                            67.1  %           66.1  %            69.4  %            64.8  %
Hardware Costs of Revenues                            4.4  %            8.6  %             3.2  %            11.5  %
                                                  ------------       ------------      -------------      -------------
Gross profit                                         28.5  %           25.3  %            27.4  %            23.7  %
Selling, general and administrative expenses         25.7  %           22.0  %            25.4  %            19.0  %
                                                  ------------       ------------      -------------      -------------
Operating income                                      2.8  %            3.3  %             2.0  %             4.7  %
Interest and other incomes                            0.5  %            0.5  %             0.6  %             0.6  %
Interest expense                                     (0.3) %            0.0  %            (0.2) %             0.0  %
                                                  ------------       ------------      -------------      -------------
Income before income taxes                            3.0  %            3.8  %             2.4  %             5.3  %
Income taxes                                          1.3  %            1.5  %             1.0  %             2.1  %
                                                  ------------       ------------      -------------      -------------
Net Income                                            1.7  %            2.3  %             1.4  %             3.2  %


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Revenues

         IT Professional Division. The Company's IT Professional Division revenues increased to $34.6 million for the three months ended June 30, 2000 as compared to $31.6 million for the same period in 1999, a 9.6% increase. Growth in the second quarter occurred due to an increase in the amount of client divisions and business units billed and an increase in billable IT professionals. The total number of client divisions and business units billed for the IT Professional Division increased to 580 in the three months ended June 30, 2000, from 372 in the three months ended June 30, 1999. The number of IT, e-commerce and web development professionals working for the Company increased to 1,258 as of June 30, 2000 from 1,161 as of June 30, 1999. Subsequent growth occurred in the second quarter with the acquisition of additional staff and facilities in Arizona and Florida.

         Hardware Division. The Company's Hardware Division revenues decreased to $2.3 million in the three months ended June 30, 2000 from $3.5 million for the same period in 1999. During the first quarter of 2000, the Company experienced a change in the method of delivery of its

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

products. Increasingly, product is drop-shipped from the Company's vendors to the Company's clients. Since the Company does not take title to product which is being drop-shipped, the revenue from this type of sale is considered to be commission revenue and as such is reported net of related expenses. The change in the type of revenue recognized reduced gross revenue for the period reported by $1.1 million. The total number of hardware clients increased to 169 from 130 for the three months ended June 30, 2000.

         Gross Profit

         IT Professional Division. Gross profit consists of revenues less cost of revenues. The Company's IT Professional Division cost of revenues consists primarily of salary, benefits and expenses for the Company's IT, e-commerce and web development professionals and other direct costs associated with providing services to clients. Gross profit increased 18.0% to $9.9 million for the three months ended June 30, 2000 from $8.4 million for the same period in 1999. As a percentage of staffing revenue, gross profit increased to 28.5% in the second quarter of 2000 compared to 26.5% for the three months ended June 30, 1999. The increase in gross profit is directly attributable to a heightened focus on higher value placements and skill sets. The IT Professional Division's utilization rate for the three months ended June 30, 2000 was 98.9% compared to 98.6% for the three months ended June 30, 1999.

         Hardware Division. The Company's Hardware Division cost of revenues consists primarily of direct costs associated with the products provided to the clients. Gross profit decreased to $273,994 for the three months ended June 30, 2000 from $397,894 for the three months ended June 30, 1999. As a percentage of hardware revenues, gross profit increased to 14.6% in the second quarter of 2000 from 11.7% for the same period in 1999. Commission revenue increased 161% to $370,275 from $141,989.

         Selling, General and Administrative Expenses

         IT Professional Division. IT Professional Division selling, general and administrative expenses consist primarily of costs associated with the IT Professional Division's direct selling and marketing efforts, human resources and recruiting departments, administration, training and facilities. IT Professional Division selling, general and administrative expenses increased 22.3% to $9.0 million for the three months ended June 30, 2000 from $7.4 million for the three months ended June 30, 1999. This increase resulted from expenses incurred to build and enhance the infrastructure necessary to support the Company's continued growth. As a percentage of revenues, selling, general and administrative expenses increased to 26.1% in the second quarter of 2000 compared to 23.4% for the same period of 1999.

         Hardware Division. Hardware Division selling, general and administrative expenses consist primarily of costs associated with the Hardware Division's direct selling and marketing efforts, human resources and sales departments, administration and facilities. Hardware Division selling,

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

general and administrative expenses increased to $418,699 for the quarter ended June 30, 2000 from $356,577 for the quarter ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 18.5% for the first quarter of 2000 from 10.1% in the same period of 1999. This increase resulted from the continued maturing of operations and the increased emphasis on value added growth of the Hardware Division.

         Net Interest Income

         Net interest income was $60,853 for the three months ended June 30, 2000, as compared to $195,077 for the three months ended June 30, 1999. The decrease is attributable to the interest payable on the line of credit, the interest payable on the note payable of $1,000,000 for the acquisition of PRISM Group Consulting, LLP and PRISM Group, LLP and the decrease in cash outstanding due to use for acquisitions.

         Income Taxes

         Income taxes for the three months ended June 30, 2000 reflect a 42% effective income tax rate compared to the tax rate of 40% for same period of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenues

         IT Professional Division. Revenues increased $3.1 million or 5%, to $64.7 million for the six months ended June 30, 2000, as compared to $61.6 million for the six months ended June 30, 1999. This increase resulted primarily from increased sales in existing offices, and to a lesser extent, the addition of 5 new branch offices. Included in the new branch office numbers are the offices in Hartford, Connecticut and San Francisco, California which were the result of two acquisitions completed in the first three months of the year.

         Hardware Division. Sales of computer hardware represent approximately 5% of the total sales for the six months ended June 30, 2000. The Hardware Division sales revenue decreased 65% to $3.3 million for the six months ended June 30, 2000 as compared to $9.3 million for the six months ended June 30, 1999. The decrease in revenue is directly attributable to two factors. The first factor is the one-time sale of $4.4 million of computer hardware the Hardware Division experienced in the first three months of 1999. The second factor is that during 2000, the Company experienced a change in the method of delivery of its products. Increasingly, product is drop-shipped from the Company's vendors to the Company's clients. Since the Company does not take title to product which is being drop-shipped, the revenue from this type of sale is considered to be commission revenue and as such is reported net of related expenses. The change in the type of revenue recognized reduced gross revenue for the six months ended June 30, 2000 by $2.9 million.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Gross Profit

         IT Professional Division. Gross profit increased $1.9 million, or 12.2%, to $17.5 million, for the six months ended June 30, 2000, as compared to $15.6 million for the six months ended June 30, 1999. While total gross margin grew the percent of sales also increased to 27.1% from 25.4% for the six months ended June 30, 1999.

         Hardware Division. The Company's Hardware Division gross profit decreased to $375,747 in the first half of 2000 from $848,158 in the same period of 1999. As a percentage of hardware revenues, gross profit increased to 14.7% for the six months ended June 30, 2000 from 9.4% for the same period in 1999. The amount of commission revenue recognized increased 141% to $733,435 from $303,768 for the first six months of 1999.

         Selling, General and Administrative Expenses

         IT Professional Division. Selling, general and administrative expenses increased approximately $3.7 million or 28.7%, to $16.5 million for the six months ended June 30, 2000, as compared to $12.8 million for six months ended June 30, 1999. The increase primarily resulted from increases in corporate and administrative staff, the addition of four Development Triangles and the expenses attributed to these workforce additions.

         Hardware Division. Hardware Division selling, general and administrative expenses increased 18.7% to $758,789 for the six months ended June 30, 2000 as compared to $639,192 for the same period in 1999. This decrease in expense is a result of the maturing of the Hardware Division and the increased focus on value added growth of the Hardware Division. As a percentage of revenues, selling, general and administrative expenses increased to 23.1% for the six months ended June 30, 2000 from 6.8% in the same period of 1999.

         Net Interest Income

         Net interest income was approximately $235,811 for the six months ended June 30, 2000, as compared to net interest income of $419,651 for the six months ended June 30, 1999. The decrease is attributable to the interest payable on the line of credit, the interest payable on the note payable of $1,000,000 for the acquisition of PRISM Group Consulting, LLC and PRISM Group, LLC and the decrease in cash outstanding due to use for acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity have been cash flow from operations and available borrowings under its line of credit. Cash and cash equivalents and working capital approximated $8.9 million and $28.3 million, respectively, as of June 30, 2000.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Net cash used by operating activities was approximately $5.5 million for the period ended June 30, 2000, as compared to $599,744 during the six month period ended June 30, 1999. The increase in cash used in operations is primarily due to an increase in accounts receivable of approximately $8.6 million and accrued liabilities of approximately $1.6 million

         Net cash used in investing activities was approximately $6.4 million during the six month period ended June 30, 2000 as compared to $850,678 during the six months ended June 30, 1999. The increase in cash used in investing activities is primarily due to the acquisitions of MDS Consulting Services, Inc. in Hartford, Connecticut, PRISM Group, LLC and PRISM Group Consulting, LLC in San Francisco, California, Broadreach Consulting, Inc.'s IT consulting offices in Phoenix, Arizona, Jacksonville and Orlando, Florida.

         For the six-month period ended June 30, 2000, net cash provided by financing activities was $3.5 million as compared to $220,084 used in financing activities for the six month period ended June 30, 1999. The change in cash provided by financing activities is primarily related to the financing of acquisitions and the purchase of treasury stock.

         On March 9, 1999 the Company established a line of credit with a bank which provides for maximum borrowings of up to $25 million. As of June 30, 2000, $3.75 million has been used for acquisition purposes, leaving $6.25 million for future acquisitions and $15 million to be used for working capital. Under the bank line of credit, interest is payable monthly at LIBOR plus 1.4%. The line of credit expires January 31, 2002.

         On February 18, 2000, the Company acquired substantially all of the assets of MDS Consulting, Inc. of Hartford, Connecticut, for approximately $800,000 cash and acquisition costs. On March 1, 2000, the Company used funds from the line of credit to acquire substantially all of the assets and certain liabilities of PRISM Group, LLC and PRISM Group Consulting, LLC, both of San Francisco, California. The total consideration associated with the acquisition of the two companies was approximately $6.1 million. On June 9, 2000 the Company acquired IT consulting professionals and a secure facility in Phoenix, Arizona along with IT consulting professionals in Orlando and Jacksonville, Florida from Broadreach Consulting, Inc., a privately held company. The total consideration associated with the acquisition is approximately $1.2 million.

         On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of June 30, 2000, the Company has repurchased 53,400 shares of its common stock at an aggregate cost to the Company of $282,144.

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

                       TECHNISOURCE, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 31, 2000, the Company held its 2000 Annual Meeting of Shareholders in Fort Lauderdale, Florida. Only holders of record of Common Stock on April 3, 2000 (the "Record Date") were entitled to vote at the Annual Meeting. Each holder of record of Common Stock at the close of business on the Record Date were entitled to one vote per share on each matter voted upon by the shareholders at the Annual Meeting. As of the Record Date, there were 10,354,000 outstanding shares of Common Stock.

         The following matters were submitted for a vote by security holders:

Proposal 1:       To elect seven directors of the Company to serve until the
                  2001 Annual Meeting of Shareholders and until their successors have been elected and qualified.

         Set forth below is information regarding shares of Common Stock voted in the election of the seven directors.

         Name                          For             Against         Withheld
         ----                          ---             -------         --------
         Joseph W. Collard          9,949,497             0            266,400
         James F. Robertson         9,949,497             0            266,400
         Thomas E. Hoshko           9,949,497             0            266,400
         John A. Morton             9,949,497             0            266,400
         C. Shelton James           9,949,497             0            266,400
         Paul J. Kinyon             9,949,497             0            266,400
         H. Scott Barrett           9,949,497             0            266,400

Proposal 2:       To amend the Technisource, Inc. Long-Term Incentive Plan to increase from 1,590,000 to 2,090,000 the number of shares of the Company's Common Stock that may be issued thereunder.

         Set forth below is information regarding shares of Common Stock voted to amend the Technisource, Inc. Long-Term Incentive Plan.

                  For                       Against           Withheld
                  ---                       -------           --------
                  9,517,250                 690,147             2,500

Proposal 3:       To ratify the appointment of KPMG LLP as the Company's
                  independent certified public accountants for the fiscal year ending December 31, 2000.

         Set forth below is information regarding shares of Common Stock voted to ratify the appointment of KPMG LLP as the Company's independent certified public accountants.

                  For                       Against           Withheld
                  ---                       -------           --------
                  10,195,587                  9,700             4,610

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit Number        Description
     --------------        -----------
     2.1 *                 Asset Purchase Agreement dated March 1, 2000, among
                           PRISM Group, LLC, PRISM Group Consulting, LLC, Gus
                           Gonzalez and Nancy E. Agatiello, Revocable
                           Inter-Vivos Trust, Barbara S. Berk, Nancy E.
                           Agatiello and TSRC.net, Inc.
     3.1 **                Amended and Restated Articles of Incorporation of the
                           Company
     3.2 **                Amended and Restated Bylaws of the Company
     4.1                   See Exhibits 3.1 and 3.2 for provisions of the
                           Articles of Incorporation and Bylaws for the Company
                           defining the rights of holders of Common Stock of the
                           Company
     4.2 **                Specimen certificate for the Company's Common Stock.
     27                    Financial Data Schedule

(b)  Current Reports on Form 8-K

         The Company filed a report on Form 8-K on March 16, 2000, reporting in
Item 2 therein the acquisition of substantially all of the assets of PRISM Group Consulting, LLC and PRISM Group, LLC.

----------
* Filed with the Company's Form 8-K filed with the Securities and Exchange Commission on March 16, 2000, and incorporated by reference.
** Filed with the Company's Registration Statement on Form S-1 (File No. 333-50803) filed with the Securities and Exchange Commission on April 23, 1998, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TECHNISOURCE, INC.

Dated: August 14, 2000

                                      By:      /s/ James F. Robertson
                                               ---------------------------------
                                               James F. Robertson
                                               Executive Vice President,
                                               Chief Operating Officer

Dated: August 14, 2000
                                      By:      /s/ Andrew C. Hill
                                               ---------------------------------
                                               Andrew C. Hill
                                               (Principal Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit Number        Description
--------------        -----------
     27               Financial Data Schedule