Form 10-Q
period 2000-09-30
TECHNISOURCE INC
filed 2000-11-14
CIK 1059920

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000.

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  ________________ to ________________

Commission File Number:   000-24391

                               TECHNISOURCE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              FLORIDA                                  59-2786227
-----------------------------------      ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


        1901 W. CYPRESS CREEK ROAD, SUITE 200, FORT LAUDERDALE, FL 33309
   --------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)


                                 (954) 493-8601
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of common stock as of October 31, 2000 was 10,331,600.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
                                                                                        Page
                                                                                        ----
            Condensed Consolidated Balance Sheets as of September 30, 2000
            (Unaudited) and December 31, 1999                                           1

            Condensed Consolidated Statements of Income for the
            Three and Nine months Ended September 30, 2000
            (Unaudited) and 1999 (Unaudited)                                            2

            Condensed Consolidated Statements of Cash Flows for the Nine months
            Ended September 30, 2000 (Unaudited) and 1999 (Unaudited)                   3

            Notes to Condensed Consolidated Financial Statements (Unaudited)           4-8

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      9-16

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  16

PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                             17

   Signatures                                                                           18

                       TECHNISOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,          December 31,
                                                                                           2000                   1999
                                                                                       ------------           ------------
                                                                                       (unaudited)
                                                                                       ------------           ------------
                                          ASSETS
Current assets:
      Cash and cash equivalents                                                        $  1,890,801           $ 17,353,780
      Trade accounts receivable, less allowance for doubtful
         accounts of $1,741,417 and $639,933 as of September 30, 2000
         and December 31, 1999, respectively                                             32,729,336             18,558,024
      Due from shareholders and employees                                                   397,656                348,606
      Prepaid expenses and other current assets                                             602,693                613,669
      Prepaid income taxes                                                                  748,896                415,350
      Deferred tax asset, current                                                           453,011                453,011
                                                                                       ------------           ------------
               Total current assets                                                      36,822,393             37,742,440
Property and equipment, net                                                               2,460,982              2,353,570
Other assets                                                                                219,013                360,340
Intangible assets                                                                         7,752,562                     --
Deferred tax asset, noncurrent                                                              128,148                128,148
                                                                                       ------------           ------------
               Total assets                                                            $ 47,383,098           $ 40,584,498
                                                                                       ============           ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                 $  1,318,219           $    369,199
      Accrued liabilities                                                                 6,775,089              3,609,392
      Note payable                                                                        1,000,000                     --
                                                                                       ------------           ------------
               Total current liabilities                                                  9,093,308              3,978,591

Shareholders' equity:
      Common stock, $0.01 par value, 50,000,000 shares authorized,
         10,385,000 issued as of September 30, 2000 and December 31, 1999                   103,850                103,850
      Additional paid-in capital                                                         30,275,624             30,129,248
      Retained earnings                                                                   8,192,460              6,522,809
      Less: Treasury stock, 53,400 and 25,000 shares as of September 30, 2000
          and December 31, 1999, respectively                                              (282,144)              (150,000)
                                                                                       ------------           ------------
               Total shareholders' equity                                                38,289,790             36,605,907
                                                                                       ------------           ------------
               Total liabilities and shareholders' equity                              $ 47,383,098           $ 40,584,498
                                                                                       ============           ============

See accompanying notes to condensed consolidated financial statements.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                         Three Months Ended September 30,       Nine Months Ended September 30,
                                         --------------------------------      --------------------------------
                                             2000               1999               2000               1999
                                         -------------      -------------      -------------      -------------
Revenues
           Technology Services           $  36,260,295      $  30,557,261      $ 100,948,047      $  92,167,871
           Reseller Sales                    5,522,680          5,282,143          8,080,136         14,285,066
           Hardware Commissions                297,376            150,735          1,030,811            457,763
                                         -------------      -------------      -------------      -------------
                                            42,080,351         35,990,139        110,058,994        106,910,700
Cost of revenues
           Technology Services              26,476,162         22,507,103         73,645,174         68,501,579
           Reseller Sales                    4,726,970          4,859,741          6,908,679         13,014,506
                                         -------------      -------------      -------------      -------------
                                            31,203,132         27,366,844         80,553,853         81,516,085

           Gross profit                     10,877,219          8,623,295         29,505,141         25,394,615

Selling, general and
   administrative expenses                   9,596,715          7,462,096         26,850,050         20,922,114
                                         -------------      -------------      -------------      -------------
           Operating income                  1,280,504          1,161,199          2,655,091          4,472,501

Other income (expense):
      Interest and other income                128,517            224,769            539,074            644,420
      Interest expense                         (83,134)              (247)          (257,880)              (247)
                                         -------------      -------------      -------------      -------------
           Income before taxes               1,325,887          1,385,721          2,936,285          5,116,674

Provision for income taxes                     590,265            554,287          1,266,634          2,046,668
                                         -------------      -------------      -------------      -------------
           Net income                    $     735,622      $     831,434      $   1,669,651      $   3,070,006
                                         =============      =============      =============      =============
      Net income per share - basic       $        0.07      $        0.08      $        0.16      $        0.30
                                         =============      =============      =============      =============
      Net income per share - diluted     $        0.07      $        0.08      $        0.16      $        0.29
                                         =============      =============      =============      =============
      Weighted average common shares
         outstanding - basic                10,331,600         10,360,000         10,344,291         10,371,388
                                         =============      =============      =============      =============
      Weighted average common shares
         outstanding - diluted              10,447,436         10,491,918         10,487,079         10,524,464
                                         =============      =============      =============      =============

See accompanying notes to condensed consolidated financial statements.

                       TECHNISOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Nine Months Ended September 30,
                                                                        -----------------------------------
                                                                            2000                   1999
                                                                        ------------           ------------
Cash flows from operating activities:
       Net income                                                       $  1,669,651           $  3,070,006
       Adjustment to reconcile net income to net cash provided
       by operating activities:
           Depreciation and amortization                                   1,032,212              1,024,932
           Deferred compensation                                             146,376                 96,876
           Changes in assets and liabilities:
               Increase in accounts receivable                           (12,575,995)            (5,685,170)
               Increase in due from shareholders and employees               (49,050)               (18,281)
               Decrease in prepaid expenses and other assets                 225,168               (858,677)
               Increase in prepaid income taxes                             (328,717)                    --
               Increase in accounts payable                                  646,769                118,040
               Increase in accrued liabilities                             1,598,219              1,740,694
               (Decrease) increase in income tax payable                          --                (37,748)
                                                                        ------------           ------------
Net cash used in operating activities                                     (7,635,367)              (549,328)

Cash flows from investing activities:
       Issuance of note receivable                                          (150,000)                    --
       Purchases of property and equipment                                  (853,572)              (996,081)
       Acquisitions of businesses, net of cash acquired                   (6,691,896)                    --
                                                                        ------------           ------------
Net cash used in investing activities                                     (7,695,468)              (996,081)
                                                                        ------------           ------------
Cash flows from financing activities:
       Borrowings on line of credit                                        3,750,000                     --
       Repayments on line of credit                                       (3,750,000)                    --
       Distribution to shareholders                                               --                (70,084)
       Purchase of treasury stock                                           (132,144)              (150,000)
                                                                        ------------           ------------
Net cash used in financing activities                                       (132,144)              (220,084)
                                                                        ------------           ------------
Net decrease in cash and cash equivalents                                (15,462,979)            (1,765,493)

Cash and cash equivalents, beginning of period                            17,353,780             17,545,183
                                                                        ------------           ------------
Cash and cash equivalents, end of period                                $  1,890,801           $ 15,779,690
                                                                        ============           ============
Supplemental disclosure of cash flow information:
       Interest paid                                                    $    445,941           $        247
                                                                        ============           ============
       Income taxes paid                                                $  1,593,090           $  2,084,416
                                                                        ============           ============
Supplemental disclosure of MDS consulting acquisition:
       Total purchase price                                             $    932,567
       Less:
                 Fixed asset valuation                                       (10,786)
                 Other asset valuation                                        (3,355)
                                                                        ------------
       Amount included in goodwill                                           918,426
                                                                        ============
Supplemental disclosure of PRISM acquisition:
       Total purchase price                                             $  4,584,329
       Less:
                 Accounts receivable valuation                            (1,595,317)
                 Fixed asset valuation                                       (35,866)
                 Prepaid expenses and other assets valuation                 (71,100)
       Add:
                 Accounts payable valuation                                  302,251
                 Accrued liabilities valuation                             1,217,478
                                                                        ------------
       Amount included in goodwill                                      $  4,401,775
                                                                        ============
Supplemental disclosure of Broadreach acquisition:
       Total purchase price                                             $  2,763,902
       Less:
                 Fixed asset valuation                                       (81,191)
                 Deposits                                                     (3,239)
                 Other asset valuation                                      (100,000)
                                                                        ------------
       Amount included in goodwill                                      $  2,579,472
                                                                        ============

See accompanying notes to condensed consolidated financial statements.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. General

    Organization and Description of Business

    The accompanying condensed consolidated financial statements include Technisource, Inc. and its wholly owned subsidiaries (the "Company"). The subsidiaries include TSRC.net, Inc., TSRC of Florida, Inc., Technisource Hardware, Inc., DFI Acquisition Corporation, and former subsidiaries, Technisource of Florida, Inc. and Technisource Midwest, Inc.

    The Company is primarily an information technology ("IT") services and consulting firm, providing technology services professionals principally on a time and materials basis to organizations with complex IT needs. As of September 30, 2000 the Company had 32 branch office locations.

    Interim Financial Data

    The interim financial data as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial reporting purposes and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position, results of operation and cash flows of the Company for the periods indicated. Results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Financial Statements and the notes thereto for the year ended December 31, 1999, included in the Company's annual report on Form 10-K.

    Reclassifications

    Certain reported amounts for 1999 have been reclassified to conform to the 2000 presentation.


2. Acquisitions

    Acquisition of MDS Consulting Services, Inc.

    On February 18, 2000, the Company, through a wholly owned subsidiary, completed the acquisition of the assets of MDS Consulting Services, Inc., an IT services company, for approximately $800,000 in cash plus acquisition fees. Up to an additional $975,000 cash

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


consideration may be paid in the form of an earn-out payable over three years based on certain specified criteria. The transaction was accounted for under the purchase method of accounting.

    Acquisition of PRISM Group Consulting, LLC and PRISM Group, LLC

    On March 1, 2000, the Company acquired substantially all of the assets and certain liabilities of PRISM Group Consulting, LLC and PRISM Group, LLC, IT services companies, for approximately $4,770,000 cash and a promissory note in the amount of $1,000,000 which matures February 28, 2001. In connection with the acquisition, the Company utilized $3,750,000 of the bank line of credit. This amount has been repaid and there were no borrowings outstanding under the line of credit as of September 30, 2000. (Note 5) The transaction was accounted for under the purchase method of accounting. The pro forma effect of the acquisition as if it occurred on January 1, 2000 and January 1, 1999 is as follows:

                                                  Nine months ended
                                                    September 30,
                                     -----------------------------------------
                                           2000                   1999
                                     ------------------     ------------------

Revenue                              $    110,225,419       $    114,086,021
Net Income                           $      1,691,081       $      3,925,603
Net Income per share - basic         $           0.16       $           0.38
Net Income per share - diluted       $           0.16       $           0.37



    Acquisition of Broadreach Consulting, Inc.

    On June 1, 2000, the Company completed the first phase of the acquisition of certain of the assets of Broadreach Consulting, Inc., an IT services and consulting company, for approximately $650,000 in cash. On August 31, 2000, the Company completed the second phase of the acquisition of certain of the assets of Broadreach Consulting, Inc. for $975,000 in cash. Additional post-closing payments for the two acquisitions, for which the Company has accrued probable payments, have not been finalized. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows. The transactions were accounted for under the purchase method of accounting.

3. Summary of Significant Accounting Policies

    Intangible Assets

    Intangible assets represent the excess of the purchase price over the fair value of acquired tangible net assets for the acquisitions of PRISM Group Consulting, LLC, PRISM Group, LLC, MDS Consulting Services, Inc., and Broadreach Consulting, Inc. Intangible assets are allocated between identifiable intangible assets such as noncompete agreements that are amortized on a straight-line basis over three to five years and to goodwill, which is being amortized on a straight-line basis over fifteen years.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    Revenue Recognition

    The Company generally recognizes services revenue at the time services are performed. Product and related service revenue is generally recognized when the product is received by the customer. However, when the Company does not take title to the product, revenue is recognized as commission revenue when the customer receives the product, net of related costs.

    Business Risks and Concentration

    The Company's operations depend upon, among other things, the Company's ability to attract, develop and retain a sufficient number of highly skilled professional employees. The IT services industry is highly competitive and served by numerous national, regional, and local firms, all of which are either existing or potential competitors of the Company. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company.

    The Company provides technology services to customers located in the United States and Canada. The Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and the cyclical and economic factors that could have an impact on those industries. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Additionally, the Company maintained approximately $1.9 million at September 30, 2000 in one financial institution, which is in excess of the FDIC insured limits.

4. Contingent Liability

    The Company is currently undergoing a review by the Department of Labor. Although management believes the ultimate outcome of the review will not have an adverse material effect on the Company's results of operations or financial position, the outcome and effect of the review cannot yet be determined.

    The Company is currently undergoing an audit by the Internal Revenue Service. Although management believes the ultimate outcome of the audit will not have an adverse material effect on the Company's results of operations or financial position, the outcome and effect of the audit cannot yet be determined.

5. Line of Credit

    On March 9, 1999, the Company established a line of credit with a bank that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Interest is payable monthly at a variable rate of LIBOR plus 1.4%. The line of credit expires January 31, 2002. There were no borrowings against the line of credit as of September 30, 2000.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                                              Three Months Ended                   Nine Months Ended
                                                September 30,                        September 30,
                                       --------------------------------     ---------------------------------
                                           2000              1999               2000               1999
                                       -------------     --------------     --------------     --------------
Basic:
Weighted average common
shares outstanding                       10,331,600         10,360,000         10,344,291         10,371,388
                                       =============     ==============     ==============     ==============
Diluted:
Weighted average common
shares outstanding                       10,331,600         10,360,000         10,344,291         10,371,388
Dilutive effect of options                  115,836            131,918            142,788            153,076
                                       -------------     --------------     --------------     --------------
     Total                               10,447,436         10,491,918         10,487,079         10,524,464
                                       =============     ==============     ==============     ==============


7. Stock Repurchase Plan

    On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of September 30, 2000, the Company had repurchased 53,400 shares of its common stock at an aggregate cost to the Company of $282,144.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8. Reportable Segment

    The Company operates in two business segments: Technology Services and Computer System Reseller Sales. The segment information set forth below is based on the nature of the services offered. The Company evaluates each segment's performance based primarily on their revenues, gross margin and operating income. The accounting policies of the operating segments are the same as those of the entire Company.

                                        Three months ended                             Nine months ended
                                           September 30,                                 September 30,
                                    2000                  1999                    2000                   1999
                              -----------------     ------------------      ------------------     ------------------
Revenues/1/
  Technology Services              $36,260,295            $30,557,261            $100,948,047            $92,167,871
  Reseller Sales and
    Commissions                      5,820,056              5,432,878               9,110,947             14,742,829
                              -----------------     ------------------      ------------------     ------------------
                                   $42,080,351            $35,990,139            $110,058,994           $106,910,700
                              =================     ==================      ==================     ==================

Income Before Income
Taxes/2/
  Technology Services                 $902,277             $1,149,236              $2,333,746             $4,364,195
  Reseller Sales and
    Commissions                        423,610                236,485                 602,539                752,479
                              -----------------     ------------------      ------------------     ------------------
                                    $1,325,887             $1,385,721              $2,936,285             $5,116,674
                              =================     ==================      ==================     ==================

-------------------
         /1/ Two of the Company's clients accounted for approximately 34.5% and 4.7%, respectively, of the Company's reseller sales for the period ended September 30, 2000.

         /2/ Since all expenses have not been allocated to the reseller sales segment, this basis is not necessarily a measure completed in accordance with generally accepted accounting principles and may not be comparable to other companies.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Certain statements contained in this Form 10-Q, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not related to historical results, including statements relating to working capital, costs of setting up new branch offices, profitability of branch offices, and the effect of liability, if any, imposed on the Company by the Department of Labor and Internal Revenue Service are forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, without limitation, the Company's ability to recruit and retain qualified technical professionals; identify, acquire and integrate suitable acquisition candidates; obtain sufficient working capital to support such growth; compete successfully with existing and future competitors; the ability of new branch offices to achieve profitability and other factors described in this Form 10-Q and in the Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

    OVERVIEW

    Technisource provides a wide range of technology services to a growing client base that includes many Fortune 500 corporations. The Company's services range from information technology staffing, provided through 32 branch offices in the United States and Canada, to the configuration, procurement and installation of computer hardware and software systems.

    For the five calendar years through 1999, the Company's revenues grew, without the benefit of acquisitions, at a compounded annual rate of 56.0%. During this period revenues increased from $29.1 million in 1995 to $144.7 million in 1999 with billable professionals increasing from 320 at the end of 1995 to 1163 at the end of 1999. At September 30, 2000, the number of billable professionals had increased to 1370. In 1999, 83.3% of total revenue was generated from professional services and 16.7% from the resale of hardware and software. For the first nine months of 2000, about 91.7% of revenue came from professional services and 8.3% from reseller sales.

    The Company's clients utilizing technology professionals are typically invoiced and the professionals paid on a weekly basis, with the Company recognizing revenue as the services are performed. Revenues from reseller sales are recognized when the title to the products passes to the customer, with invoicing occurring on a weekly basis.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


    The Company's most significant cost is the personnel expense for billable professionals, which consists primarily of salaries and benefits. To date, the Company has generally been able to maintain gross profit margin by offsetting increases in professional salaries and benefits with increases in the billing rates charges to clients. There can be no assurance, however, that the Company will able to continue maintaining margin in this way.

    The number of sales, recruiting and training professionals employed by the Company increased from 196 at December 31, 1999 to 219 at September 30, 2000. The number of general and administrative personnel decreased from 128 to 125 between those two dates.

    Over the past 13 years, the Company has grown the number of billable professionals it deploys through the development, refinement and replication of Development Triangles. Each Development Triangle is typically comprised of one Account Manager, two or three recruiters and a group of billable technology professionals. The number of Development Triangles grew from nine at December 31, 1995 to 62 at December 31, 1999. There were 76 Development Triangles at September 30, 2000. Although the Company's operating margins may be adversely affected during periods following large increases in the number of Development Triangles, the Company's initial investment in infrastructure is leveraged as Development Triangles mature and the sales and recruiting personnel achieve greater levels of productivity. Fifteen of the 76 Development Triangles at September 30, 2000 were developed through acquisition, which reduces the length of time to maturity.

    The Company anticipates that each new branch office will require an investment of about $150,000 to open the office and fund operating losses until the office achieves profitability, which generally takes 10 to 12 months. The Company expenses the costs of opening a new office as incurred. There can be no assurance that new Development Triangles or branch offices will be profitable within projected time frames or at all. Four of the 32 branch offices were acquired through the acquisitions of MDS Consulting, PRISM, and several of Broadreach Consulting's staffing offices.

    The Company's reseller products range from personal computers and personal computing software to sophisticated computer network hardware and software. To further its reseller efforts, the Company often assists its customers with the selection, the configuration and the installation of the systems purchased. The Company generally recognizes reseller revenue at the time the product is received by the customer. In instances where the product is shipped directly to the customer from the Company's vendor, the Company never takes title to the product and the revenue is recorded as commission revenue, net of related costs. The Company's reseller sales experience a range of gross profit margins depending on the size of the sale, the sophistication of the hardware and software, and the level of assistance provided to the customer in selecting, configuring, and installing the products. In 1999, total reseller revenue was $18.4 million with a gross profit margin of 9.4%. For the quarter and the year to date period ended September 30, 2000, total reseller revenue was $5.8 million and $9.1 million, respectively, with gross profit percentages of 14.4% for the quarter and 14.5% year to date.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    The following table sets forth for the periods indicated, depicts the percentage of revenues of certain items reflected in the Company's statements of income:

                                                        Three months ended                   Nine months ended
                                                          September 30,                        September 30,
                                                  -------------------------------      -------------------------------
                                                      2000               1999              2000               1999
                                                  ------------       ------------      ------------       ------------
Technology Services Revenues                         86.2 %            84.9 %             91.7 %            86.2 %
Reseller Revenues                                    13.8              15.1                8.3              13.8
                                                  ------------       ------------      ------------       ------------
     Total Revenues                                 100.0             100.0              100.0             100.0
Cost of Revenues
Technology Services Cost of Revenues                 62.9              62.5               66.9              64.1
Reseller Costs of Revenues                           11.2              13.5                6.3              12.2
                                                  ------------       ------------      ------------       ------------
Gross profit                                         25.8              24.0               26.8              23.7
Selling, general and administrative expenses         22.8              20.7               24.4              19.5
                                                  ------------       ------------      ------------       ------------
Operating income                                      3.0               3.3                2.4               4.2
Interest and other incomes                            0.3               0.6                0.5               0.6
Interest expense                                      0.2               0.0                0.2               0.0
                                                  ------------       ------------      ------------       ------------
Income before income taxes                            3.1               3.9                2.7               4.8
Income taxes                                          1.4               1.6                1.2               1.9
                                                  ------------       ------------      ------------       ------------
Net Income                                            1.7 %             2.3 %              1.5 %             2.9 %
                                                  ============       ============      ============       ============


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    Revenues

    Technology Services. The Company's Technology Services revenues increased to $36.3 million for the three months ended September 30, 2000 from $30.6 million for the same period in 1999, an 18.7% increase. Growth in the third quarter came from an increase in the number of client divisions and business units billed and an increase in the number of billable Technology Services professionals. Revenues from Technology Services also increased as a result of the three acquisitions completed in the first nine months of 2000. Revenue from acquisitions for the period ended September 30, 2000 totaled $3.4 million, approximately 9% of total Technology Services revenue. The total number of client divisions and business units billed for Technology Services increased to 592 in the three months ended September 30, 2000, from 497 in the three months ended September 30, 1999. The number of Technology Services professionals working for the Company increased to 1,370 as of September 30, 2000 from 1,159 as of September 30, 1999.

    Reseller. The Company's Reseller revenues increased to $5.8 million for the three months ended September 30, 2000 from $5.4 million for the same period in 1999. Product shipped directly to customers from the Company's vendors is recorded as commission revenue and, as such, is net of related costs, since the Company never takes title to the product. For the three months ended September 30, 2000, $1.8 million of product was shipped directly to customers

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


resulting in $297,376 of commission revenue compared to $150,735 for the same period in 1999. The total number of Reseller customers served increased to 187 in the 2000 period from 136 in 1999.

    Gross Profit

    Technology Services. The Company's Technology Services cost of revenues consists primarily of salaries, benefits and expenses for the Company's Technology Services professionals and other direct costs associated with providing services to clients. Gross profit increased 21.5% to $9.8 million for the three months ended September 30, 2000 from $8.1 million for the same period in 1999. As a percentage of services revenue, gross profit increased to 27.0% in the third quarter of 2000 compared to 26.3% for the three months ended September 30, 1999. The increase in gross profit is attributable to placements of higher skilled professionals. The Technology Services' utilization rate for professionals, which is the percentage of hours billed to hours paid, was 98.1% for the three months ended September 30, 2000 compared to 98.6% for the three months ended September 30, 1999.

    Reseller. The Company's Reseller cost of revenues consists primarily of the direct costs associated with the products provided to the customers. Gross profit, exclusive of reseller commissions, increased to $795,710 for the three months ended September 30, 2000 from $422,402 for the three months ended September 30, 1999. As a percentage of reseller revenues, gross profit increased to 14.4% in the third quarter of 2000 from 8.0% for the same period in 1999 with an increase in the mix of higher margin network hardware and software sold. Reseller commission revenue increased 97.3% to $297,376 from $150,735.

    Selling, General and Administrative Expenses

    Technology Services. Technology Services selling, general and administrative expenses consist primarily of costs associated with the Technology Services sales and marketing efforts, human resources and recruiting departments, administration, training and facilities. Technology Services selling, general and administrative expenses increased 27.2% to $9.0 million for the three months ended September 30, 2000 from $7.1 million for the three months ended September 30, 1999. The increase includes bad debt expense of $916,000 that was recorded to reflect bad debts identified related to dot-com sector clients. Bad debt expense increased 366.0% quarter over quarter, and salary and employment expenses increased 20.8% quarter over quarter. As a percentage of revenues, selling, general and administrative expenses increased to 24.9% in the third quarter of 2000 compared to 23.3% for the same period of 1999.

    Reseller. Reseller selling, general and administrative expenses consist primarily of costs associated with the Reseller sales and marketing efforts, human resources and sales departments, administration and facilities. Reseller selling, general and administrative expenses increased to $563,745 for the quarter ended September 30, 2000 from $336,652 for the quarter ended September 30, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 9.7% for the third quarter of 2000 from 6.2% in the same period of 1999. This increase resulted from an increase in the number of customers served.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


    Net Interest Income

    Net interest income was $45,383 for the three months ended September 30, 2000, as compared to $224,522 for the three months ended September 30, 1999. The decrease is attributable to interest accrued on the $1,000,000 note payable for the acquisition of PRISM Group Consulting, LLC and PRISM Group, LLC, the decrease in cash outstanding related to investments in acquisitions and working capital, and the interest paid on line of credit. The line of credit was repaid prior to September 30, 2000.

    Income Taxes

    Income taxes for the three months ended September 30, 2000 reflect a 44.5% effective income tax rate compared to the tax rate of 40.0% for same period of 1999. The increase in the tax rate occurred due to an increase in permanently non-deductible items, primarily a portion of per diem for billable professionals.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    Revenues

    Technology Services. Revenues increased $8.8 million or 9.5%, to $100.9 million for the nine months ended September 30, 2000, as compared to $92.2 million for the same period in 1999. Most of the increase, $7.7 million, related to the three acquisitions completed during the period, with the remainder from increased sales in existing offices, and to a lesser extent, the addition of one new branch office. Revenue from acquisitions was 7.6% of total Technology Services's revenue for the period.

    Reseller. Reseller revenue represented approximately 8.3% of the total company revenue for the nine months ended September 30, 2000, down from 13.2% in 1999. Reseller revenue decreased 38.2% to $9.1 million for the nine months ended September 30, 2000 as compared to $14.7 million for the nine months ended September 30, 1999. The decrease in revenue is attributable to a one-time $4.4 million sale of computer equipment in 1999. For the nine months ended September 30, 2000, $5.9 million was shipped directly from vendors to customers resulting in $1.0 million of commission revenue, compared to $457,763 in 1999.

    Gross Profit

    Technology Services. Gross profit increased $3.6 million, or 15.4%, to $27.3 million, for the nine months ended September 30, 2000, as compared to $23.7 million for the nine months ended September 30, 1999. Gross profit as a percentage of Technology Services revenues also increased to 27% from 25.7% for the nine months ended September 30, 1999. The increase is

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


primarily a result of placements of higher skilled billable professionals, many related to web and Internet projects.

    Reseller. The Company's Reseller gross profit, exclusive of reseller commissions, decreased to $1.2 million for the first nine months of 2000 from $1.3 million in the same period of 1999. As a percentage of reseller revenues, gross profit increased to 14.5% for the nine months ended September 30, 2000 from 8.9% for the same period in 1999. The amount of reseller commission revenue recognized increased 125% to $1 million from $457,763 for the third quarter of 1999. The increase is primarily related to an increase in the sale of network systems.

    Selling, General and Administrative Expenses

    Technology Services. Selling, general and administrative expenses increased approximately $5.6 million or 27.9%, to $25.5 million for the nine months ended September 30, 2000, as compared to $19.9 million for nine months ended September 30, 1999. The increase primarily resulted from increases in corporate and administrative staff, the addition of 14 Development Triangles, and an increase in bad debt expense related to receivables from dot-com customers.

    Reseller. Reseller selling, general and administrative expenses increased 35.5% to $1.3 million for the nine months ended September 30, 2000 as compared to $975,844 for the same period in 1999. This increase in expense is related to an increase in the number of customers served which grew to 294 from 191 in 1999. As a percentage of revenues, selling, general and administrative expenses increased to 14.5% for the nine months ended September 30, 2000 from 6.6% in the same period of 1999.

    Net Interest Income

    Net interest income was approximately $281,194 for the nine months ended September 30, 2000, as compared to net interest income of $644,173 for the nine months ended September 30, 1999. The decrease is attributable to interest accrued on the $1,000,000 note payable related to the acquisition of PRISM Group Consulting, LLC and PRISM Group, LLC, decrease in cash balances related to investments in acquisitions and working capital and interest paid on the line of credit. The line of credit was repaid prior to September 30, 2000.

    Income Taxes

    Income taxes for the nine months ended September 30, 2000 reflect a 43.0% effective income tax rate compared to the tax rate of 40.0% for same period of 1999. The increase in the tax rate occurred due to an increase in permanently non-deductible items, primarily a portion of per diem for billable professionals.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


LIQUIDITY AND CAPTIAL RESOURCES

    The Company's primary sources of liquidity have been cash flow from operations and borrowing availability under its $25 million bank line of credit. Cash and cash equivalents and working capital approximated $1.9 million and $28.2 million, respectively, as of September 30, 2000. In addition, the Company's entire line of credit was available at that time.

    Net cash used by operating activities was approximately $7.6 million for the nine-month period ended September 30, 2000, as compared to $549,328 during the nine month period ended September 30, 1999. The increase in cash used in operations is primarily due to an increase in accounts receivable of approximately $12.6 million and accrued liabilities of approximately $1.6 million.

    Net cash used in investing activities was approximately $7.7 million during the nine-month period ended September 30, 2000 as compared to $996,081 during the nine months ended September 30, 1999. The increase in cash used in investing activities resulted from the acquisitions of MDS Consulting Services, Inc. in Hartford, Connecticut; PRISM Group, LLC and PRISM Group Consulting, LLC in San Francisco, California; and certain assets of Broadreach Consulting, Inc.

    For the nine-month period ended September 30, 2000, net cash used in financing activities was $132,144 as compared to $220,084 used in financing activities for the nine-month period ended September 30, 1999. The change in cash used in financing activities is primarily related to the purchase of treasury stock.

    On March 9, 1999 the Company established a line of credit with a bank that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Under the bank line of credit, interest is payable monthly at LIBOR plus 1.4%. The line of credit expires January 31, 2002.

    On February 18, 2000, the Company acquired substantially all of the assets of MDS Consulting, Inc. of Hartford, Connecticut, for approximately $800,000 cash and acquisition costs. On March 1, 2000, the Company used funds from the line of credit to acquire substantially all of the assets and certain liabilities of PRISM Group, LLC and PRISM Group Consulting, LLC, both of San Francisco, California. The total consideration associated with the acquisition of the two companies was approximately $6.1 million. The Company acquired IT consulting professionals and a secure facility in Phoenix, Arizona along with IT consulting professionals in Orlando and Jacksonville, Florida; Raleigh, North Carolina; and Philadelphia, Pennsylvania from Broadreach Consulting, Inc., a privately held company. The total consideration associated with the acquisition, assuming all contingent payments are made, is approximately $2.7 million.

    On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common

                       TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


stock on the open market. As of September 30, 2000, the Company has repurchased 53,400 shares of its common stock at an aggregate cost to the Company of $282,144.

    The Company anticipates that its primary uses of working capital in future periods will be for the internal development of new offices and services, investments in its management information systems and possible acquisitions. The Company continually reviews and evaluates acquisition candidates to complement and expand its business. The Company's ability to grow through acquisitions is dependent on the availability of suitable acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company cannot predict to what extent new offices will be added through acquisitions as compared to internal development. The Company currently has no commitments with respect to any potential acquisitions.

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

                       TECHNISOURCE, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit Number        Description
    --------------        -----------
         3.1*             Amended and Restated Articles of Incorporation of the
                          Company
         3.2*             Amended and Restated Bylaws of the Company
         4.1              See Exhibits 3.1 and 3.2 for provisions of the
                          Articles of Incorporation and Bylaws for the Company
                          defining the rights of holders of Common Stock of the
                          Company
         4.2*             Specimen certificate for the Company's Common Stock.
        10.1              Employment Agreement dated July 28, 2000, between
                          Andrew C. Hill and the Company
        27                Financial Data Schedule

    * Filed with the Company's Registration Statement on Form S-1 (File No. 333-50803) filed with the Securities and Exchange Commission on April 23, 1998, and incorporated herein by reference.

(b) Current Reports on Form 8-K

         There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TECHNISOURCE, INC.


Dated: November 14, 2000

                                     By: /s/ James F. Robertson
                                        -----------------------------------
                                         James F. Robertson
                                         Executive Vice President,
                                         Chief Operating Officer



Dated: November 14, 2000
                                     By: /s/ Andrew C. Hill
                                        -----------------------------------
                                         Andrew C. Hill
                                         Executive Vice President
                                         Chief Financial Officer

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                                INDEX OF EXHIBITS

         Exhibit Number       Description
         --------------       -----------
             10.1             Employment Agreement dated July 28, 2000, between
                              Andrew C. Hill and the Company

             27               Financial Data Schedule