Form 10-K
period 2000-12-31
TECHNISOURCE INC
filed 2001-03-01
CIK 1059920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                 For the transition period from        to

                        Commission File Number 000-24391
                               -----------------
                               TECHNISOURCE, INC.
             (Exact name of Registrant as specified in its charter)
                               ------------------


                     Florida                                     59-2786227
                     -------                                     ----------
         (State or other jurisdiction of          (I.R.S. Employer Identification Number)
          incorporation or organization)

      1901 W. Cypress Creek Road, Suite 200
             Fort Lauderdale, Florida                              33309
             ------------------------                              -----
     (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (954) 493-8601
                               ------------------
        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                               ------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

Based on the closing sales price of the registrant's Common Stock on the NASDAQ National Market on February 26, 2001 the aggregate market value of the Common Stock held by nonaffiliates of the registrant was $6,516,892.

The number of shares of the registrant's common Stock outstanding on February 26, 2001 was 10,257,600.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for use in connection with its 2001 Annual Meeting of Stockholders are incorporated by reference into
Part III.

Certain exhibits listed in Part IV of this annual report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934.

                                Table of Contents

                                                                                                           Page
                                                                                                           ----
PART I

Item 1.           Business............................................................................        2

Item 2.           Properties..........................................................................       12

Item 3.           Legal Proceedings...................................................................       12

Item 4.           Submission of Matters to a Vote of Security Holders.................................       12

PART II

Item 5.           Market for Registrant's Common Equity and
                  Related Shareholder Matters.........................................................       12

Item 6.           Selected Financial Data.............................................................       13

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................................       14

                  Forward Looking Information: Certain Cautionary Statements..........................       20

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..........................       26

Item 8.           Consolidated Financial Statements and Supplementary Data............................       27

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosures...........................................................       49

PART III

Item 10.          Directors and Executive Officers of the Company.....................................       49

Item 11.          Executive Compensation.............................................................        49

Item 12.          Security Ownership of Certain Beneficial Owners and Management......................       49

Item 13.          Certain Relationships and Related Transactions......................................       49

PART IV

Item 14.          Exhibits, Financial Schedules and Reports on Form 10-K..............................       50

                                     PART I

Item 1.  Business

Overview

         Technisource, Inc. ("Technisource" or the "Company") incorporated in Florida in 1987, is a national provider of information technology ("IT") professional services and a value-added-reseller of hardware and software. Technisource provides a wide range of technology services to a growing client base that includes many Fortune 500 corporations. The Company's services range from IT staffing services, provided through 32 branch offices in the United States and Canada, to the configuration, procurement and installation of computer hardware and software systems.

         Utilizing over 1,300 highly trained IT professionals, the Company delivers the most important asset for addressing the growing complexities of the information age - human capital. The Company's highly skilled professionals provide services that are used to staff, design, develop, and implement IT solutions. These solutions include database development, documentation and training, ERP package implementation, help desk/desktop support, Internet/intranet development, mainframe development, network engineering, real-time development, systems administration and testing & quality assurance. The Company's services are provided to various departments within its clients' organizations. Ranging from sales and marketing to human resources to research and product development, Technisource's cross-functional experience is highly valued by its customers.

         Technisource believes that the breadth of its service offerings fosters long-term client relationships, affords cross-selling opportunities, reduces its dependence on any single technology and enables the Company to attract IT professionals with a variety of skill sets to service the needs of the Company's clients. For each of the years 2000, 1999, and 1998, existing clients from the previous year generated at least 70% of the Company's revenues. In 2000, the Company provided IT services to over 500 clients in the United States, including more than 850 divisions or business units, in a diverse range of industries. Clients include AT&T, Caterpillar, General Electric, General Motors, Honeywell, Lockheed Martin, Lucent Technologies, Motorola, Rockwell and United Parcel Service. Important elements of the Company's strategy include leveraging the Company's infrastructure to increase existing office productivity, expanding branch office locations and selectively pursuing acquisitions or strategic alliances.

History

         Until 1998, the Company was privately-held. On June 25, 1998, the Company completed an initial public offering ("IPO") of its common stock. The Company is currently listed on the NASDAQ National Market and trades under the symbol TSRC.

         Since the Company's inception, it has grown rapidly both in terms of locations and revenue. The Company has developed an internal growth model, the Technisource Growth Model ("TGM"), that is focused on facilitating rapid internal growth through the replication of Technisource Development Triangles. Each Development Triangle is typically comprised of one account manager, two recruiting professionals and a group of IT professionals. As the revenues generated by a Development Triangle reaches a budgeted profitability level, a high-performing recruiter is promoted to account manager and forms a new Development Triangle, which is seeded with a portion of the revenue-generating projects and IT professionals from the original Development Triangle. This scalable model fuels growth by developing and retaining employees and by reducing the time required to achieve profitability and the risks associated with expansion.

         The Company has demonstrated the scalability of the TGM, having replicated 77 Development Triangles since its inception (fifteen of the 77 Development Triangles resulted from acquisitions). This has resulted in rapid growth, as revenues have increased at a five-year compound annual growth rate of 39.2%, from $29.1 million in 1995 to $152.5 million in 2000. In addition, the Company has grown from five branch offices in 1994 to 32 branch offices in 2000 (four of the 32 offices resulted from acquisitions).

Industry Overview

         According to Staffing Industry Analysts, Inc. ("SIA"), the U.S. staffing industry grew from an estimated $125 billion in 1999 to an estimated $141 billion in 2000, a 13% increase. Also, SIA estimates that the IT services sector generated $22.8 billion in 2000, a 13% increase over 1999. The IT services sector is expected to grow to $31.8 billion by 2002, a two-year compound annual growth rate of 18.1%.

         The Company sees the staffing industry as highly competitive and fragmented with low barriers to entry. According to the U.S. Department of Commerce, in 1997, there were over 34,000 "employment services" firms, which includes employment placement agencies, temporary help services and employee leasing firms, operating in the United States. The Company believes the industry will continue to experience consolidation as smaller IT services firms are unable to meet the wide-ranging service needs of large national or international clients. Also, given the relatively low margins associated with the industry, achieving economies of scale in recruiting, training and logistics is critical to long-term survival. The Company believes that these trends will provide opportunities for certain industry participants to expand their operations by acquiring smaller IT staffing firms.

Market Dynamics

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

         Keep Pace with Rapidly Changing Technologies. Growth in the IT staffing industry has been fueled by the clients' need to remain competitive through the use of emerging technologies, including open and distributed computing, client/server architectures, Internet/intranet, relational databases and object-oriented programming. The pace of change in information technology quickly renders existing IT infrastructure obsolete and makes it more difficult for organizations to maintain the requisite internal expertise needed to evaluate, develop and integrate new technologies.

         Match Employee Skills and Utilization Levels with Current Needs. Organizations are outsourcing technical functions to keep pace with changes in technology and to better align available skills with project requirements. In today's rapidly changing environment, technical professionals are often needed on a project by project basis. Organizations often lack the quantity or variety of IT skills necessary to efficiently match project requirements with the availability of qualified internal employees. The outsourcing of technical skills in a controlled environment creates higher utilization rates and a more efficient deployment of technical skills. Outsourcing IT services functions has also reduced management's exposure to uncertain expenses, including the costs of recruiting, hiring, terminating and under-utilizing permanent employees.

         Address the Shortage of IT Professionals. As business organizations continue to move from centralized mainframe architectures to distributed client/server technologies, the Company believes there will continue to be a demand for IT professionals. In addition, the shortage of skilled IT professionals and the complexity of IT solutions have forced senior executives to rely on outside specialists to help them execute IT strategies. Business organizations often lack recruiting and employee management networks capable of attracting and deploying, on short notice, large numbers of qualified personnel. Furthermore, these organizations often lack the infrastructure necessary to provide training to these IT professionals in emerging technologies. Third-party IT service providers are able to attract, develop, motivate and retain qualified technology services professionals by offering a variety of benefits, including the opportunity to train and work with emerging technologies in multiple industries, flexible work and travel schedules, and accelerating cash and stock compensation.

Competition

         The Company sees the IT staffing industry as highly competitive and fragmented with low barriers to entry. According to the U.S. Department of Commerce, in 1997, there were over 34,000 "employment services" firms operating in the United States. Employment services firms include employment placement agencies, temporary help services and employee leasing firms. Although competitors are numerous, market share is concentrated with a small number of large companies. In 1999, according to SIA, the ten largest staffing companies accounted for 25% of the total revenue generated in the United States. Moreover, SIA estimates that in 1999, only 128 staffing companies generated U.S. sales of $100 million or more. Collectively, these firms generated $107 billion in combined sales or approximately 83% of the total U.S. market.

         The Company competes for clients, qualified technology services professionals, account managers and recruiting professionals with a variety of companies, including general IT services firms, temporary staffing and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies, systems consulting and implementation firms, programming companies and niche providers of IT services. Several traditional staffing companies, which have historically emphasized the placement of clerical and other less highly skilled personnel on short-term assignments, have begun to provide

IT services competitive with those provided by the Company. The Company also competes with the internal IT departments of its clients and prospective clients for IT professionals.

         Several of the Company's competitors are substantially larger than the Company and have greater financial and other resources. Many of these competitors have also been in business much longer than the Company and have significantly greater brand recognition. Because the Company's competitors may be able to offer a broader range of services and serve a larger geographic area, the Company may be at a competitive disadvantage when competing for certain customers.

         The Company believes that the primary competitive factors in obtaining and retaining clients are its ability to provide comprehensive IT solutions for all aspects of a client's IT needs, its understanding of the specific requirements of a project and its ability to rapidly deploy carefully screened, highly trained IT professionals at competitive prices. The primary competitive factors in attracting and retaining qualified IT professionals, are the Company's ability to offer competitive wages and benefits and provide a consistent flow of challenging and varied work assignments.

Business Strategy

         The key elements of the Company's business strategy are the following:
(i) rapidly deploy highly trained IT professionals; (ii) apply the TGM by replicating Development Triangles; (iii) establish long-term client relationships; (iv) provide a wide range of IT capabilities; (v) capitalize on local presence; and (vi) leverage established infrastructure.

         Rapidly Deploy Highly Trained IT Professionals. Technisource's growth has been fueled by its ability to recruit and deploy, on short notice, experienced IT professionals to meet client needs on a national basis. The Company's proprietary TSRC Database of over 100,000 potential candidates allows the Company to quickly identify and deploy IT professionals with the appropriate skill sets to meet client needs. In order to maximize its ability to capitalize on industry growth, the Company has developed and maintained an aggressive professional recruiting strategy, with a full complement of recruiting professionals to support each of the Company's offices. Also, the Company has made substantial investments in computer-based training systems that enable its IT professionals to learn new skills in response to changing technologies. This ensures that the Company is providing the most skilled personnel to their clients, as well as assisting the IT professional with achieving their career objectives.

         Apply the TGM by Replicating Development Triangles. Over the years, the Company has developed and refined the TGM. This model is focused on facilitating rapid internal growth through the replication of Development Triangles. Each Development Triangle is typically comprised of one account manager, two trained recruiting professionals and a group of IT professionals, who are assigned to projects managed by the account managers. As each Development Triangle reaches a budgeted profitability level, a high-performing recruiter from the Development Triangle is promoted to account manager and a new Development Triangle is created. Each new Development Triangle is seeded with a portion of the revenue-generating projects and IT professionals from the original Development Triangle. Account managers involved in the creation of several Development Triangles may be further promoted to branch or regional manager. Due to the rapid growth and current size and scope of Technisource, branch managers and other key management positions have been established. These positions include, but are not limited to, Vice President of National Accounts and Vice President of Recruiting. The Company's TSRC Database maximizes employee utilization and the expansion of skill sets by managing the migration of IT professionals between projects and Development Triangles. The Company has replicated over 70 Development Triangles, which includes over 1,300 IT professionals. The Company has demonstrated the scalability of the TGM as revenues have increased at a five-year compound annual growth rate of 39.2%, from $29.1 million in 1995 to $152.5 million in 2000.

         Establish Long-Term Client Relationships. The Company's goal is to leverage existing long-term client relationships, as well as foster new relationships that enable the Company to cross-sell additional services, thereby increasing customer penetration. The Company's account managers are trained to understand the full breadth of the Company's capabilities and their clients' business needs. By developing long-term client relationships, account managers are better able to identify client needs and cross-selling opportunities. For each of the years 2000, 1999, and 1998, existing clients from the previous year generated at least 70% of the Company's revenues. The Company continuously bids for Preferred Vendor Status with many clients across the United States and employs sales executives focused on identifying and contractually securing those relationships. Many of these bids have been won for Fortune 1000 companies, banks and utilities. Contracts awarded in 2000 include Bank of America, Nortel, American Express and Cisco Systems. Another example of the Company's success in building long-term client relationships is its relationship with Motorola. In 1993, this client generated revenues of approximately $340,000 and was serviced by one account manager for three client locations. By 2000, this relationship grew to $15.4 million in revenues, requiring twelve account managers for 23 client locations.

         Provide a Wide Range of IT Capabilities. The Company's technology services are provided to various departments within its clients' organizations, including research and product development departments. The Company provides its clients with a wide range of technology services including, database development, documentation and training, ERP package implementation, help desk/desktop support, Internet/intranet development, mainframe development, network engineering, real-time development, systems administration, testing and quality assurance. These services are provided in a wide variety of computing environments that utilize leading technologies, including client/server architectures, object-oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies. In addition, the Company has developed proprietary methodologies and tools to improve productivity and enhance the value of the Company's services. Its wide range of IT capabilities enhances the Company's ability to maintain and establish long-term client relationships as well as creating cross-selling opportunities.

         Capitalize On Local Presence. Technisource has a geographically diverse network of 32 branch offices in the United States and Canada. The Company's geographic footprint was established through Development Triangles and acquisitions. The Company's office network demonstrates the Company's commitment to certain growing markets, enables the Company to generate additional client projects, and enhances the Company's ability to attract experienced, IT professionals on a national scale. Also, this network of offices increases the efficiency of the delivery model by reducing travel expenses and turnaround time to clients.

         Leverage Established Infrastructure. In order to facilitate the TGM, the Company has made significant investments in its infrastructure, including a centralized client/server accounting system, centralized billing and collection, and payroll processing. The Company also has a centralized training program in Fort Lauderdale, Florida, for newly hired recruiting professionals and centralized computer-based training capabilities for its IT professionals. Also, the Company's intranet and proprietary TSRC Database matches clients' requirements with the skill sets of the Company's IT professionals. This infrastructure has the capacity to support significant growth with only modest additional capital expenditures and additions to administrative personnel.

Growth Strategy

         Technisource's national presence facilitates service to large multi-location clients who generally select and purchase services through preferred vendors at contractually agreed upon pricing. The Company's growth strategy includes the following elements: (i) leverage geographic presence; (ii) pursue strategic acquisitions or partnerships; (iii) broaden service lines and IT capabilities; and (iv) leverage existing client base.

         Leverage Geographic Presence. Technisource has successfully expanded geographically by servicing new and existing clients in strategic locations. The Company's geographic scope is a competitive advantage and a key element in securing national preferred vendor contracts with large multi-location customers. The Company intends to expand its geographic presence by duplicating Development Triangles and opening additional branch offices in selected locations. The Company utilizes the TGM to establish new branch offices by replicating Development Triangles in new locations. The Company believes the TGM reduces the time required to achieve profitability, as well as the risks associated with opening new offices. The Company has grown from five branch offices in 1994 to 32 branch offices in 2000. The Company's substantial investment in its centralized infrastructure leaves the Company well positioned to continue its expansion. In connection with each new branch office, the Company's Office Development Team acquires office space, outfits the new office with appropriate hardware, integrates back-office operations with the Company's centralized systems, and links the new office to its TSRC Database.

         Pursue Acquisitions or Strategic Alliances. The Company maintains a disciplined approach to acquisitions and strategic alliances. The Company intends to pursue only acquisitions and partnerships that meet its well-defined criteria. In 2000, the Company closed its first three transactions. These acquisitions increased the Company's geographic presence, expanded its market share and enhanced its product/service mix (see note 2 to the Consolidated Financial Statements). The Company is currently reviewing potential acquisitions and strategic alliances, but has no agreements, understandings or commitments with respect to any potential transaction.

         Broaden Service Lines and IT Capabilities. Technisource believes it can increase its revenues from existing clients and attract new clients by expanding its base of IT professionals and expanding its IT capabilities. The Company has expanded its service lines and capabilities over the years by increasing the diversification of the skill sets of its IT professionals. The current database of consultants has expertise in the following areas: database development, documentation and training, ERP package implementation, help desk/desktop support, Internet/intranet development, mainframe development, network engineering, real-time development, systems administration and testing and quality assurance. The Company provides its IT professionals with substantial computer-based training resources to enable them to keep pace with rapidly changing technologies and customer demands. The Company plans to selectively expand its services and capabilities to meet the evolving needs of its clients.

         Leverage Existing Client Base. The Company intends to continue its internal growth by increasing its penetration of existing clients. By replicating the Development Triangles servicing existing clients, the Company can target additional divisions and business units of these clients. Also, the Company's account managers can better cross-sell the Company's wide range of capabilities. During 2000, the Company provided services to over 500 clients in the United States, including more than 850 divisions or business units. The Company believes that its long-term client relationships and its ability to address its clients' needs throughout the lifecycle of their IT systems provide the Company with substantial growth opportunities.

Representative Services and Skills

         Technisource's IT professionals are experienced in a broad range of technologies and skill sets to meet the demanding challenges presented by client companies. The following is a summary of representative skill sets provided by the Company:

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

Clients

         During 2000, the Company provided services to over 500 clients in the United States, including more than 850 divisions or business units. Fifty percent of the Company's revenues during 2000 were generated from Fortune 500 companies. The Company seeks to maximize its client retention rate and secure follow-on engagements by being responsive to clients and providing high quality services. For each of the years 2000, 1999, and 1998, existing clients from the previous year generated at least 70% of the Company's revenues.

         The Company's two most significant clients, Motorola and Rockwell, accounted for approximately 11.0% and 6.5%, respectively, of the Company's total Technology Services revenues, in 2000. The IT services provided to Motorola were divided among a number of divisions and subsidiaries in 23 client locations. For 2000, the Company's ten largest customers accounted for 37.7% of total consolidated revenue.

Sales and Marketing

         As of December 31, 2000, the Company had 212 full-time recruiting and sales professionals dedicated to hiring IT professionals and new recruiting professionals. The Company actively recruits IT professionals and recruiting professionals by advertising in leading national and local newspapers and trade magazines, through employee recruitment and skill-matching capabilities on the Company's web site, and by participating in career fairs. In addition, the Company provides incentives for its employees and IT professionals to refer candidates for new positions.

         Account managers, who manage the Development Triangles, generate new business engagements. In connection with the replication of a Development Triangle, top-performing recruiters are promoted to account manager. These account managers are seeded with a portion of the current revenue-generating projects and a group of IT professionals from the original Development Triangle. The TGM is designed to provide incentives to account managers to generate new client engagements and further replicate Development Triangles. The Company's execution of the TGM enabled the Company to generate engagements at 145 new client divisions and business units in 2000 and at 277 new client divisions and business units in 1999.

         Each account manager is responsible for managing client relationships, ensuring that the Development Triangle is performing as expected, and identifying new business opportunities. The Company has five regional managers, who are responsible for the performance of four-to-ten Development Triangles within one or more of the Company's geographic locations. The Company's regional managers and account managers are compensated through a highly incentive-based compensation system that includes a combination of base salary, commissions and bonuses.

         The Company intends to compensate its regional managers and account managers with stock options in order to further align their interests with the Company's shareholders and to increase the performance-based portion of their compensation packages. The Company believes that its performance-based compensation structure provides incentives to its employees and allows the Company to retain high-performing employees by compensating them at competitive levels.

Human Resources and Recruiting

         The TGM is designed to expand the skills and develop the careers of the Company's employees and IT professionals, while providing substantial incentives to further the Company's growth. The Company provides its IT professionals with substantial computer-based training resources to prepare them to respond to market needs by retooling their skills. This has resulted in the Company maintaining a highly skilled pool of career-oriented IT professionals. The Company also develops the careers of its recruiting professionals and account managers by promoting high-performing recruiting professionals to account managers with responsibility for a Development Triangle, and by promoting high-performing account managers to regional managers, with responsibility for several Development Triangles in multiple geographic locations.

         The Company's future growth depends in large part on its ability to attract, develop, motivate and retain highly skilled IT professionals. The Company's strategy for attracting career-oriented professionals includes providing computer-based training; allocation of assignments in accordance with employee skills and career objectives; and an optional comprehensive benefits package including a 401(k) plan, health and dental insurance, a flexible spending account and tuition reimbursement. The Company also uses employee stock options as an important part of its recruitment and retention strategy.

         Each new recruiting professional receives extensive in-house training at the Company's headquarters in Fort Lauderdale, Florida. This intensive training and orientation program teaches the new recruiting professionals the Company's culture, policies and procedures, proprietary tools and techniques, and technical skills. The Company believes its orientation and training program not only accelerates new recruiters' productivity but also improves employee retention.

         As part of its retention efforts, the Company has formulated a strategy for minimizing turnover that emphasizes human resource management, competitive salaries, comprehensive benefits and employee stock options. The Company's IT professionals typically have bachelors or masters degrees in Computer Science or other technical disciplines. As of December 31, 2000, the Company had 1,743 employees, including 1,386 IT billable professionals, 77 sales and marketing personnel, 135 recruiting professionals and 145 general and administrative personnel. The Company's employees are not represented by a union or covered by a collective bargaining agreement and the Company believes that the relationship between the Company and its employees is good.

ITEM 2. PROPERTIES

         The Company's executive offices are located in Fort Lauderdale, Florida, where the Company leases approximately 21,000 square feet of office space. The Company's other current offices are located in Huntsville, Alabama; Phoenix and Tempe, Arizona; Santa Ana, Santa Clara, San Diego and San Francisco, California; Ottawa, Canada; Greenwood Village, Colorado; Hartford, Connecticut; Fort Lauderdale, Jacksonville, Orlando, Tallahassee and Tampa, Florida; Atlanta, Georgia; Chicago, Downer's Grove and Peoria, Illinois; Carmel, Indiana; Cedar Rapids and Des Moines, Iowa; St. Louis, Missouri; Hazlet, New Jersey; New York, New York; Charlotte and Raleigh, North Carolina; Philadelphia, Pennsylvania; Dallas, Texas; Richmond, Virginia; Seattle, Washington and Milwaukee, Wisconsin. The Company believes that its facilities are adequate for its current needs and that additional facilities can be leased to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company or its properties or to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Technisource's common stock commenced trading on June 25, 1998 on the NASDAQ National Market under the symbol "TSRC". The following table sets forth the high and low closing prices of Technisource's common stock for the periods indicated:

                                                    High              Low
                                                   ----------      -------------
Fiscal Year Ended December 31, 2000
   First quarter                                     6.000              4.438
   Second quarter                                    5.000              3.375
   Third quarter                                     4.125              2.688
   Fourth quarter                                    3.250              1.500

Fiscal Year Ended December 31, 1999
   First quarter                                    11.250              5.570
   Second quarter                                    7.062              5.000
   Third quarter                                     6.685              3.875
   Fourth quarter                                    6.125              3.500

         On February 26, 2000, there were approximately 92 holders of record of Technisource's common stock. The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data presented below as of and for the years ended at December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the audited consolidated financial statements of Technisource, Inc. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Technisource's consolidated financial statements and notes thereto included elsewhere in this report.

                                                          Years ended December 31,
                                          --------------------------------------------------------
Statement of Income Data:                   2000        1999        1998        1997       1996
                                          --------    --------    --------    --------    --------
                                                    (in thousands, except per share data)
Revenue                                   $152,468    $137,600    $105,677    $ 67,327    $ 40,360
Cost of revenue                            111,574     104,473      78,906      50,775      30,624
                                          --------    --------    --------    --------    --------
Gross profit                                40,894      33,127      26,771      16,552       9,736
Selling, general and administrative
     expenses                               37,049      28,395      19,544      12,222       6,659
                                          --------    --------    --------    --------    --------
Operating income                             3,845       4,732       7,227       4,330       3,077
Interest and other income                      569         896         479          27           8
Interest expense                               301          59         125         160         105
                                          --------    --------    --------    --------    --------
Income before income taxes                   4,113       5,569       7,581       4,197       2,980
Income taxes                                 1,867       2,339       1,748         183         231
                                          --------    --------    --------    --------    --------
Net income                                $  2,246    $  3,230       5,833    $  4,014    $  2,749
                                          ========    ========    ========    ========    ========

Income before taxes                       $     --    $     --    $  7,581    $  4,197    $  2,980
Pro porma (unaudited)
Pro forma provision for incremental
     income taxes (1)                           --          --       3,040       1,683       1,082
                                          --------    --------    --------    --------    --------
Pro forma net income                      $     --    $     --    $  4,541    $  2,514    $  1,898
                                          ========    ========    ========    ========    ========
Pro forma net income per share-basic      $     --    $     --    $   0.51    $   0.35    $   0.26
                                          ========    ========    ========    ========    ========
Pro forma net income per share-diluted    $     --    $     --    $   0.51    $   0.30    $   0.23
                                          ========    ========    ========    ========    ========
Net income per share-basic                $   0.22    $   0.31    $     --    $     --    $     --
                                          ========    ========    ========    ========    ========
Net income per share-diluted              $   0.21    $   0.31    $     --    $     --    $     --
                                          ========    ========    ========    ========    ========
Weighted average common and
     common equivalent shares
     outstanding-basic                      10,338      10,369       8,845       7,200       7,200
                                          ========    ========    ========    ========    ========
Weighted average common and
     common equivalent shares
     outstanding-diluted (2)                10,473      10,524       8,990       8,354       8,354
                                          ========    ========    ========    ========    ========

                                                             As of December 31,
                                            ---------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            -------    -------    -------    -------    -------
Balance Sheet Data:
   Cash and cash equivalents                $   512    $17,354    $17,545    $   470    $   174
   Working capital                          $28,198    $33,764    $30,790    $ 5,946    $ 3,191
   Total assets                             $49,212    $40,584    $36,830    $10,638    $ 7,949
   Total debt                               $ 1,000    $    --    $    --    $    10    $    10
   Total shareholders' equity               $38,799    $36,606    $33,455    $ 7,230    $ 3,914

---------------------
(1) The pro forma statement of operations information has been computed for the pro forma period by adjusting the Company's net income, as reported for such period, to record incremental income taxes which would have been recorded had the Company been a C corporation during such period. See "Income Taxes", Note 1 of Notes to Financial Statements.

(2) The weighted average shares outstanding-diluted includes: (i) the pro forma effect of 849,644 shares of Common Stock needed to generate net proceeds sufficient to pay the estimated $8.5 million S corporation distribution; and (ii) the dilutive effect of common stock equivalents using the treasury stock method after fiscal 1998, 1997 and 1996 presentation.

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

         For the five calendar years through 2000, the Company's revenues grew at a compounded annual rate of 39.2%. During this period revenues increased from $29.1 million in 1995 to $152.5 million in 2000 with billable professionals increasing from 320 at the end of 1995 to 1,386 at the end of 2000. In 2000, 91.8% of total revenue was generated from Technology Services and 8.2% from the resale of hardware and software.

         The Company's clients utilizing technology professionals are typically invoiced and the professionals paid on a weekly basis, with the Company recognizing revenue as the services are performed. Revenues from Reseller sales are recognized when the title to the products passes to the customer, with invoicing occurring on a weekly basis.

         The Company's most significant cost is the personnel expense for billable professionals, which consists primarily of salaries and benefits. To date, the Company has generally been able to maintain gross profit margin by offsetting increases in professional salaries and benefits with increases in the billing rates charged to clients. There can be no assurance, however, that the Company will able to continue maintaining margin in this way.

         The number of sales, recruiting and training professionals employed by the Company increased from 178 at December 31, 1999 to 212 at December 31, 2000. The number of general and administrative personnel increased from 142 to 145 between those two dates.

         Since the Company's inception on March 25, 1987, the Company has increased the number of billable professionals it deploys through the development, refinement and replication of Development Triangles. Each Development Triangle is typically comprised of one Account Manager, two recruiters and a group of billable technology professionals. The number of Development Triangles grew from 17 at December 31, 1996 to 77 at December 31, 2000. Although the Company's operating margins may be adversely affected during periods following large increases in the number of Development Triangles, the Company's initial investment in infrastructure is leveraged as Development Triangles mature and the sales and recruiting personnel achieve greater levels of productivity. Fifteen of the 77 Development Triangles at December 31, 2000 were developed through acquisition which reduces the length of time to maturity.

         The Company anticipates that each new branch office, other than offices acquired through acquisitions, will require an investment of about $150,000 to open the office and fund operating losses until the office achieves profitability, which generally takes 10 to 12 months. The Company expenses the costs of opening a new office as incurred. There can be no assurance that new Development Triangles or branch offices will be profitable within projected time frames or at all. Four of the 32 branch offices were acquired through the acquisitions of MDS Consulting, PRISM, and several of Broadreach Consulting's office locations.

         The Company's Reseller products range from personal computers and personal computing software to sophisticated computer network hardware and software. To further its Reseller efforts, the Company often assists its customers with the selection, the configuration and the installation of the systems purchased. The Company generally recognizes Reseller revenue at the time the product is received by the customer. In instances where the product is shipped directly to the customer from the Company's vendor, the Company never takes title to the product and the revenue is recorded as commission revenue, net of related costs. The Company's Reseller sales experience a range of gross profit margins depending on the size of the sale, the sophistication of the hardware and software, and the level of assistance provided to the customer in selecting, configuring, and installing the products. In 1999, total Reseller Sales revenue was $16.5 million with a gross profit margin of 10.2%. Included in Reseller revenue and gross profit margin for 1999 were Hardware Commissions of $597,651. For the year ended December 31, 2000, total Reseller Sales revenue was $11.2 million with gross profit margin of 14.1%. In 2000, Reseller revenue and gross profit margin included Hardware Commissions of $1.4 million.

Results of Operations

         The following table shows the percentage of total revenues for the periods indicated:

                                  Years ended December 31,
                                  ------------------------
                                  2000      1999      1998
                                 -----     -----     -----
Technology services
     revenue                      91.8%     87.6%     98.0%
Reseller revenue                   8.2      12.4       2.0
                                 -----     -----     -----
Total revenue                    100.0     100.0     100.0

Technology services cost of
     services                     66.9      65.2      73.0
Reseller cost of services          6.3      10.7       1.7
                                 -----     -----     -----
Total cost of revenues            73.2      75.9      74.7
                                 -----     -----     -----
         Gross Profit             26.8      24.1      25.3

Selling, general and
     administrative expense       24.3      20.6      18.5
                                 -----     -----     -----
Operating income                   2.5       3.5       6.8
Other income (expense)             0.2       0.6       0.3
                                 -----     -----     -----
Income before income taxes         2.7       4.1       7.1
Income taxes                       1.2       1.7       1.6
                                 -----     -----     -----
Net Income                         1.5%      2.4%      5.5
                                 =====     =====     =====
Pro forma income tax*                                  2.8
                                                     -----
Pro forma net income                                  4.3%
                                                     =====

* As if the Company had been a C corporation all of 1998.

Years Ended December 31, 2000 and 1999

Revenues

         Technology Services. The Company's Technology Services revenues increased 16.1% to $139.9 million in 2000 from $120.5 million in 1999. Growth in 2000 came primarily from the three acquisitions completed during the year. Growth was also attributable to an increase in the number of client divisions and business units billed and an increase in the number of billable IT professionals. The total number of client divisions and business units billed increased to 874 during year ended December 31, 2000 from 729 during year ended December 31, 1999. The number of IT professionals working for the Company increased to 1,386 as of December 31, 2000 from 1,163 as of December 31, 1999.

         Reseller. The Company's Reseller revenues decreased to $12.6 million for the year ended December 31, 2000 from $17.1 million in 1999. Reseller revenues in 1999 included an unusually large individual sale of $4.4 million. Reseller revenues represented approximately 8.2% of the total company revenue for 2000 year, down from 12.4% in 1999. For the year ended December 31, 2000, $9.7 million was shipped directly from vendors to customers resulting in $1.4 million of commission revenue, compared to $7.6 million direct shipped in 1999 yielding $597,651 of commission revenue.

Gross Profit

         Technology Services. The Company's Technology Services cost of revenues consists primarily of salaries, benefits and expenses for the Company's IT professionals and other direct costs associated with providing services to clients. Technology Services gross profit increased to $37.9 million for the year ended December 31, 2000 from $ 30.8 million for the same period in 1999. As a percentage of Technology Services revenue, Technology Services gross profit increased to 27.1% in 2000 from 25.5% in 1999. This increase is partially attributable to the increased margin related to direct placement services.

         Reseller. The Company's Reseller cost of revenues consists primarily of direct costs associated with the products provided to the clients. Gross profit, exclusive of Reseller commissions, decreased to $1.6 million in 2000 from $1.7 million in 1999. As a percentage of Reseller revenues, Reseller gross profit increased to 23.6% in 2000 from 13.4% in 1999. This increase in gross profit is attributable to the Reseller's increase in the mix of higher margin network hardware and software sold and the increased margin on Reseller commission revenue sales. Reseller commission revenue increased 132.5%, from $597,651 to $1.4 million.

Selling, General and Administrative Expenses

         Technology Services. Technology Services selling, general and administrative expenses consist primarily of costs associated with the Technology Services division's direct selling and marketing efforts, human resources and recruiting departments, administration, training and facilities. Technology Services selling, general and administrative expenses increased 22.5% to $34.8 million for year ended December 31, 2000 from $27.1 million for year ended December 31, 1999. As a percentage of revenues, Technology Services selling, general and administrative expenses increased to 24.8% in 2000, from 22.5% in 1999. Expenses in 2000 include

$2.0 million for bad debt that was recorded to reflect doubtful accounts identified, many related to dot-com sector clients. In addition, salary and employment expenses increased 32.2% quarter over quarter. The increase is primarily attributable to the acquisition of MDS, PRISM and Broadreach which increased the number of sales and recruiting professionals and administrative employees during this period.

         Reseller. Reseller selling, general and administrative expenses consist primarily of costs associated with Reseller direct selling and marketing efforts, human resources and sales departments, administration and facilities. Reseller selling, general and administrative expenses increased to $2.3 million for year ended December 31, 2000 from $1.3 million for year ended December 31, 1999. As a percentage of revenues, the selling, general and administrative expenses for the Reseller Division increased to 18.1% in 2000 from 7.6% in 1999. The increase in selling, general and administrative expenses is attributed to an increase in personnel and bad debt expense. In addition, beginning in 2000, $414,000 of corporate shared services expenses were charged to the Reseller Division.

Net Interest Income and Expense

         Interest income was $569,278 for the year ended December 31, 2000, as compared to $836,974 for the year ended December 31, 1999. This change is related to lower cash balances following investments in acquisitions and working capital. Interest expense increased from $58,898 in 1999 to $300,871 in 2000. This increase is attributable to the use of the bank line of credit during the year to fund acquisitions.

Income Taxes

         Income taxes for 2000 and 1999 reflect an effective income tax rate of 45.4% and 42.0%, respectively. This increase is primarily attributed to an increase in state taxes and to an increase in permanently nondeductible expenses for tax purposes such as meals and entertainment.

Years Ended December 31, 1999 and 1998

Revenues

         Technology Services. The Company's Technology Services revenues increased 16.4% to $120.5 million in 1999 from $103.5 million in 1998. This growth is primarily attributable to increased sales in existing offices, and, to a lesser extent, the addition of three new branch offices in 1999. The three offices were opened throughout the year in Seattle, Washington; Tallahassee, Florida; and Richmond, Virginia. The total number of client divisions and business units billed increased to 729 during year ended December 31, 1999 from 548 during year ended December 31, 1998. The number of IT professionals working for the Company increased to 1,163 as of December 31, 1999 from 1,105 as of December 31, 1998.

         Reseller. The Company's Reseller revenues increased to $17.1 million in 1999 from $2.2 million in 1998. This growth is primarily attributable to the increased focus of Reseller sales outside of partnerships with the Technology Services division. The total number of reseller clients increased to 151 in 1999 from 88 in 1998.

Gross Profit

         Technology Services. Gross profit consists of revenues less cost of revenues. The Company's Technology Services cost of revenues consists primarily of salary, benefits and expenses for the Company's IT professionals and other direct costs associated with providing services to clients. Technology Services gross profit increased 16.8% to $30.8 million in 1999 from $26.4 million in 1998. As a percentage of Technology Services revenues, Technology Services gross profit remained constant at 25.5% in 1999 and 25.5% in 1998.

         Reseller. The Company's Reseller cost of revenues consists primarily of direct costs associated with the products provided to the clients. Reseller gross profit increased to $2.3 million in 1999 from $362,479 in 1998. As a percentage of revenues, gross profit decreased to 13.4% in 1999 from 16.8% in 1998. This decrease was attributable to the Reseller Division's increase in volume of lower margin sales in 1999.

Selling, General and Administrative Expenses

         Technology Services. Technology Services selling, general and administrative expenses consist primarily of costs associated with Technology Services' direct selling and marketing efforts, human resources and recruiting departments, administration, training and facilities. Technology Services selling, general and administrative expenses increased 40.4% to $27.1 million for year ended December 31, 1999 from $19.3 million for year ended December 31, 1998. As a percentage of Technology Services revenues, Technology Services selling, general and administrative expenses increased to 22.5% in 1999, from 18.6% in 1998. This increase resulted from expenses incurred to build and enhance the infrastructure necessary to support the Company's continued revenue growth. This included opening three branch offices during fiscal year 1999, the addition of eight Development Triangles, which increased the number of sales and recruiting professionals during this period.

         Reseller. Reseller selling, general and administrative expenses consist primarily of costs associated with Reseller direct selling and marketing efforts, human resources and sales departments, administration and facilities. Reseller selling, general and administrative expenses increased to $1.3 million for year ended December 31, 1999 from $266,349 for year ended December 31, 1998. As a percentage of Reseller revenues, Reseller selling, general and administrative expenses decreased to 5.4% in 1999 from 12.4% in 1998. This decrease resulted from the continued growth of the Reseller Division's revenues along with the monitoring of the increase in expenses to meet the natural growth rate of the division. The 1999 expense numbers include additional sales people, including one in San Diego, California and one in Chicago, Illinois.

Net Interest Income

         Net interest income was $836,974 for the year ended December 31, 1999, as compared to $353,801 for the year ended December 31, 1998. This change is primarily due to funds from the Initial Public Offering being invested for twelve months versus the six months in 1998.

Income Taxes

         Through June 24, 1998, the Company was an S Corporation for federal and certain state income tax purposes. The income statement for 1998 includes a pro forma provision for income taxes at an assumed effective rate of 40%. Income taxes for 1998 also include a one-time reduction in income tax expense of $377,333 which represents the cumulative effect of the Company converting from an S Corporation to a C Corporation effective June 24, 1998. Income taxes for 1999 reflect a 42% effective income tax rate.

Liquidity and Capital Resources

         The Company's primary sources of liquidity have been cash flow from operations and borrowing availability under its $25 million bank line of credit. Cash and cash equivalents and working capital approximated $512,000 and $28.2 million, respectively, as of December 31, 2000. Included in other current liabilities are outstanding checks in excess of cash balances of approximately $1.5 million. In addition, the Company's entire line of credit was available at the end of the year.

         Net cash used by operating activities was approximately $9.3 million for the year ended December 31, 2000, as compared to $1.3 of cash generated in 1999. The increase in cash used in operations is primarily due to an increase in accounts receivable of approximately $16.3 million. The increase in accounts receivable is partially attributable to clients entering into third party billing relationships to reduce the number of vendors with whom they do business. In situations where the Company invoices through a third party, the Company has experienced a delay in receipt of payment for some of its receivables as the third party does not generally remit payment to the Company until they have received payment from their clients.

         Net cash used in investing activities was approximately $8.9 million for the year ended December 31, 2000 as compared to $1.2 million during 1999. The increase in cash used in investing activities resulted from the acquisitions of MDS Consulting Services, Inc. in Hartford, Connecticut; PRISM Group, LLC and PRISM Group Consulting, LLC in San Francisco, California; and the offices of Broadreach Consulting, Inc. in Jacksonville, Florida; Phoenix, Arizona; Philadelphia, Pennsylvania and Raleigh, North Carolina.

         Net cash provided by financing activities was $1.3 million for the year ended December 31, 2000 as compared to $320,696 used in financing activities for 1999. The change in cash provided by financing activities is primarily related to the bank overdraft of $1.5 million.

         On January 29, 1999, the Company established a line of credit with a bank that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Under the bank line of credit, interest is payable monthly at LIBOR plus 1.4%. The line of credit expires January 31, 2002. There were no borrowings against the line of credit as of December 31, 2000.

         On February 18, 2000, the Company acquired substantially all of the assets of MDS Consulting, Inc. of Hartford, Connecticut, for approximately $800,000 cash and acquisition costs. The total consideration associated with the acquisition was approximately $948,000. On March 1, 2000, the Company used funds from the line of credit to acquire substantially all of the assets and certain liabilities of PRISM Group, LLC and PRISM Group Consulting, LLC, both of San Francisco, California. The total consideration associated with the acquisition of the two companies was approximately $4,887,000. The Company acquired IT consulting professionals and a secure facility in Phoenix, Arizona along with IT consulting professionals in Orlando and Jacksonville, Florida; Raleigh, North Carolina; and Philadelphia, Pennsylvania from Broadreach Consulting, Inc., a privately held company. The total consideration associated with the acquisition, assuming all contingent payments are made, is approximately $3.2 million.

         On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of December 31, 2000, the Company has repurchased 111,600 shares of its common stock at an aggregate cost to the Company of $381,281.

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

Risks Relating to Recruitment and Retention of Technology Professionals

         The Company's business involves delivering technology services capabilities and is labor-intensive. The Company's success depends upon its ability to attract, develop, motivate and retain highly skilled technology professionals possessing the technical skills and experience necessary to meet client needs. Qualified technology professionals are in high demand worldwide and are likely to remain a limited resource for the foreseeable future. The shortage of technology professionals has in the past and is likely in the future to result in wage inflation. To the extent the Company is unable to make corresponding increases in its billing rates, the Company's results of operations could be materially adversely affected. Further, technology professionals typically provide services on an assignment-by-assignment basis and can terminate an assignment with the Company at any time. The Company's success will depend in part on its ability to attract professionals with skill sets that keep pace with continuing changes in industry standards and client preferences. The Company competes for such individuals with general IT services firms, temporary staffing and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies, systems consulting and implementation firms, programming companies and niche providers of IT services. Many of the technology professionals who work with the Company also work with the Company's competitors, and there can be no assurance that technology professionals currently working on projects for the Company will not choose to work for competitors on future assignments. There also can be no assurance that qualified technology professionals will continue to be available to the Company in sufficient numbers, or that the Company will be successful in retaining current or future professionals. Failure to attract or retain qualified technology professionals in sufficient numbers could have a material adverse effect on the Company's business, operating results and financial condition.

Risks Relating to Development of New Branch Office Locations

         The Company's growth is partially dependent on the internal development of new branch offices. This expansion is dependent on a number of factors, including the Company's ability to: attract, hire, integrate and retain qualified revenue-generating employees; accurately assess the demand for the Company's technology services in a new market; initiate, develop and sustain corporate client relationships in each new regional market; and continue to replicate its Development Triangles to help provide an initial base of revenues for each new office. The addition of new branch offices typically results in increases in operating expenses primarily due to the hiring of additional employees. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before the Company's newly opened offices reach full productivity, resulting in initial losses. Newly opened offices generally operate at a loss for their first ten to twelve months of operation; however there can be no assurance that newly opened offices will become profitable within expected time frames, or at all. Also, there can be no assurance that the Company can profitably expand with new branch office locations or that new offices will meet the growth and profitability objectives of the Company. The Company's business, operating results and financial condition could be materially adversely affected if the Company fails to successfully implement its new branch office strategy.

Concentration of Technology Services Revenues

         The Company's Technology Services division derives a significant portion of its revenues from a limited number of clients. During 2000, 1999 and 1998 the Company's two most significant staffing clients, Motorola and Rockwell, accounted for approximately 18%, 22% and 31% of the Company's Technology Services revenue, respectively. In addition, the Company's top ten Technology Services clients accounted for approximately 38%, 52% and 53% of its Technology Services revenues in 2000, 1999, and 1998, respectively. There can be no assurance that these clients will continue to engage the Company for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalty. Conditions affecting any of the Company's significant clients could cause such clients to reduce their usage of the Company's services for reasons unrelated to the Company's performance. The loss of any significant client or a decrease in the revenues generated from such a client could have a material adverse effect of the Company's business, operating results and financial condition.

Ability to Manage Growth

         The Company has experienced rapid growth that has placed significant demands on the Company's managerial, administrative and operational resources. Revenues have grown from $40.4 million in 1996 to $152.5 million in 2000. The Company's continued growth depends on its ability to hire recruiting professionals and to hire or deploy additional technology professionals. Effective management of the Company's growth will require the Company to improve its operational, financial and other management processes and systems. The Company's failure to manage growth effectively could have a material adverse effect on its business, operating results and financial condition.

Variability of Operating Results

         The Company's revenues and operating results are subject to significant variation quarter by quarter depending on the number of client projects commenced and completed, acceleration in the hiring of recruiting professionals and technology professionals, attrition and utilization rates, changes in the pricing of the Company's services and timing of branch and service line expansion activities, among other factors. The Company generally experiences lower operating results in the first quarter due in part to the timing of unemployment taxes, FICA tax accruals and delays in client contract renewals due to clients' budget processes. Further, the Company generally experiences a certain amount of seasonality in the fourth quarter due to the number of holidays and the closing of client facilities during that quarter. Because a high percentage of the Company's expenses, in particular personnel and facilities costs, are relatively fixed, small variations in revenues may cause significant variations in operating results. Additionally, the Company periodically incurs cost increases due to the hiring of new employees and strategic investments in its infrastructure in anticipation of future opportunities for revenue growth. Substantially all of the Company's contracts to perform services may be cancelled or modified by the Company's clients at will or without penalty. Approximately 20% of the Company's professionals and salaried employees receive full compensation and benefits even if not engaged in billable work. As a result, cancellation or reduction of a contract may result in a loss of revenue without a corresponding reduction in cost of revenue. No assurances can be given that operating results will not fluctuate, which may have a material adverse effect on the Company's business, operating results and financial condition.

Competition

         The IT services industry is highly competitive and served by numerous national, regional and local firms, all of which are either existing or potential competitors, including general IT services firms, temporary and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies, systems consulting and implementation firms, programming companies and niche providers of IT services. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. The technology services industry is undergoing consolidation that may result in increasing pressure on profit margins. In addition, there are relatively few barriers to entry into the Company's market and the Company has faced and expects to continue to face, additional competition from new entrants into its markets. Moreover, certain clients enter into "preferred vendor" contracts to reduce the number of vendors with whom they do business and obtain better pricing in return for a potential increase in the volume of business to the preferred vendor. While these contracts may generate higher volumes, they may also result in lower margins. Also, the failure to be designated a preferred vendor may preclude the Company from providing services to existing or potential clients. Further, there is a risk that clients may elect to increase their internal IT resources to satisfy their needs. These factors may limit the Company's ability to increase prices commensurate with increases in employee compensation, which could adversely affect the Company's profit margins. There can be no assurance that the Company will compete successfully with existing or new competitors.

Dependence on Key Employees

         The success of the Company is highly dependent on the efforts and abilities of its key employees, including Joseph W. Collard, Chief Executive Officer, James F. Robertson, President and Chief Operating Officer, and Andrew
C. Hill, Executive Vice President and Chief Financial Officer. Although the Company has entered into employment agreements with these individuals, such agreements do not guarantee that these individuals will continue their employment with the Company or that non-compete covenants provided will be enforceable. The loss of the services of these or other key employees for any reason including, resignation to join a competitor or to form a competing company, and any resulting loss of existing or potential clients to any such competition could have a material adverse effect on the Company's business, operating results and financial condition.

Liability Risks

         The Company is exposed to liability with respect to actions taken by its technology professionals on assignment, such as damages caused by errors of technology professionals and misuse of client proprietary information. Although the Company maintains insurance coverage, due to the nature of the Company's engagements, and in particular the access by technology professionals to client information systems and confidential information, and the potential liability with respect thereto, there can be no assurance that such insurance coverage will continue to be available on reasonable terms or that it will be adequate to cover any such liability. Further, many of the Company's engagements involve projects that are critical to its clients' business or products, and the benefits provided by the Company may be difficult to quantify. The Company's failure or inability to meet a client's expectations in the execution of its services could result in a material adverse effect on the client's business or products and, therefore, could give rise to claims against the Company or damage the Company's reputation, which might adversely affect its business, operating results and financial condition. Moreover, the Company may be exposed to claims of discrimination and harassment and other similar claims as a result of inappropriate actions allegedly taken by or against its technology professionals.

Risks Related to Acquisitions and Expansion

         The Company may continue to expand its operations through the acquisition of additional businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, the inability to integrate the acquired business into the Company's operations, legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, operating results and financial condition. Client dissatisfaction or performance problems within an acquired firm could have a material adverse impact on the reputation of the Company as a whole. There can be no assurance that acquired businesses will achieve anticipated revenues and earnings. The failure of the Company to manage any acquisition successfully could have a material adverse effect on the Company's business, operating and financial condition. In addition, the Company continues to explore other avenues of expansion such as offshore facilities.

Rapid Technological Changes

         Rapid technological advances, frequent product introductions and enhancements, and changes in client requirements, characterize the market for technology services. The Company's future success depends, in part, on its ability to provide technology professionals possessing the skills to service past, current and next generations products and technologies. These factors will require the Company to provide adequately trained personnel to address the increasing and evolving needs of its clients. Any failure by the Company to anticipate or respond rapidly to technological advances, new products and enhancements or changes in client requirements could have a material adverse effect on the Company's business, operating results and financial condition.

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

Stock Price Volatility

         The global NASDAQ National Market initial listing requirements include a requirement that there be at least three market makers for the Company's Common Stock. Currently, the Company has one market maker. Maintaining the Company's listing on the NASDAQ National Market depends upon the Company's ability to meet the specific listing requirements such as the total number of stockholders and average monthly trading volume, a minimum trading price for the Company's shares and a minimum number of market makers for the Company's shares. There can be no assurance that the Company will be able to maintain its listing on the NASDAQ National Market or that an active public market in the Common Stock will be sustained. The NASDAQ National Market has from time to time experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of particular companies. In addition, factors such as announcements of technological innovations new products or services or new client engagements by the Company or its competitors or third parties conditions and trends in the technology services industry and general market conditions may have a significant impact on the market price of the Common Stock. The market price for the Common Stock may also be affected by the Company ability to meet analysts' or other market expectations, and any failure or anticipated failure to meet such expectations, even if minor, could have a material adverse effect on the market price of the Common Stock.

Anti-Takeover Provisions

         Certain provisions of the Company's Articles of Incorporation and Bylaws, as well as the Florida Business Corporation Act, could make it more difficult or discourage a third party from attempting to acquire control of the Company without approval of the Company's Board of Directors. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of Common Stock. Certain of such provisions allow the Board of Directors to authorize the issuance of Preferred Stock with rights superior to those of the Common Stock. Moreover, certain provisions of the Company's Articles of Incorporation or Bylaws generally permit directors to be removed by the Board of Directors only for cause or, with or without cause, by a vote of holders of at least 50% of the outstanding shares of Common Stock, require a vote of the holders of at least 60% of the outstanding Common Stock to amend the Company's Articles of Incorporation or Bylaws, require a demand of the holders of at least 50% of the outstanding Common Stock to call a special meeting of shareholders, and prohibit shareholders actions by written consent.

Control by Principal Shareholders

         Mr. Joseph W. Collard and Mr. James F. Robertson beneficially own approximately 32.1% and 34.0% respectively, of the outstanding shares of Common Stock. As a result, Mr. Collard and Mr. Robertson retain the voting power to exercise control over the election of directors and other matters requiring a vote of the shareholders of the Company. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company and may also impede or preclude transactions in which shareholders might otherwise receive a premium for their over than current market prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company owns no derivative financial instruments or derivative commodity instruments. The Company does not derive a significant amount of revenues from international operations and does not believe that it is exposed to material risks related to foreign currency exchange rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                            Page

Independent Auditors' Report...............................................  28

Consolidated Balance Sheets as of December 31, 2000 and 1999...............  29

Consolidated Statements of Income for the Years Ended
December 31, 2000, 1999 and 1998...........................................  30

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2000, 1999, and 1998..........................................  31

Consolidated Statement of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998...........................................  32

Notes to Consolidated Financial Statements.................................  33

                       TECHNISOURCE, INC AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Technisource, Inc.:

We have audited the accompanying consolidated balance sheets of Technisource, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as of and for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technisource, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule of valuation and qualifying accounts when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Fort Lauderdale, Florida
February 13, 2001

                       TECHNISOURCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,       December 31,
                                                                                      2000              1999
                                                                                  ------------       ------------
                                     ASSETS

Current assets:
      Cash and cash equivalents                                                   $    511,545      $ 17,353,780
      Trade accounts receivable, less allowance for doubtful
         accounts of $1,633,714 and $639,933 as of December 31, 2000
         and December 31, 1999, respectively                                        36,445,074        18,558,024
      Due from shareholders and employees                                              235,946           348,606
      Prepaid expenses and other current assets                                        657,908           613,669
      Prepaid income taxes                                                             107,490           415,350
      Deferred tax asset, current                                                      653,135           453,011
                                                                                  ------------      ------------
               Total current assets                                                 38,611,098        37,742,440
Property and equipment, net                                                          2,243,197         2,353,570
Other assets                                                                           199,927           360,340
Intangible assets                                                                    7,969,158                --
Deferred tax asset, noncurrent                                                         188,655           128,148
                                                                                  ------------      ------------

               Total assets                                                       $ 49,212,035      $ 40,584,498
                                                                                  ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                            $  1,120,887      $    369,199
      Other current liabilities                                                      8,291,980         3,609,392
      Note payable                                                                   1,000,000                --
                                                                                  ------------      ------------
               Total current liabilities                                            10,412,867         3,978,591

Commitments and contingencies


Shareholders' equity:
      Common stock, $0.01 par value, 50,000,000 shares authorized,
         10,273,400 and 10,360,000 issued and outstanding as of
          December 31, 2000 and December 31, 1999, respectively                        103,850           103,850
      Additional paid-in capital                                                    30,307,916        30,129,248
      Retained earnings                                                              8,768,683         6,522,809
      Less: Treasury stock, 111,600 and 25,000 shares as of December 31, 2000
          and December 31, 1999, respectively                                         (381,281)         (150,000)
                                                                                  ------------      ------------
               Total shareholders' equity                                           38,799,168        36,605,907

                                                                                  ------------      ------------
               Total liabilities and shareholders' equity                         $ 49,212,035      $ 40,584,498
                                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                       TECHNISOURCE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                  Year Ended December 31,
                                                   ---------------------------------------------------
                                                       2000               1999               1998
                                                   -------------      -------------      -------------
Revenues
                          Technology Services      $ 139,910,681      $ 120,539,780      $ 103,522,364
                          Reseller Sales              11,168,261         16,462,081          2,154,901
                          Hardware Commissions         1,389,509            597,651
                                                   -------------      -------------      -------------
                                                     152,468,451        137,599,512        105,677,265
Cost of revenues
                          Technology Services        101,980,691         89,695,848         77,113,223
                          Reseller Sales               9,593,449         14,777,161          1,792,422
                                                   -------------      -------------      -------------
                                                     111,574,140        104,473,009         78,905,645

                          Gross profit                40,894,311         33,126,503         26,771,620

Selling, general and
   administrative expenses                            37,049,395         28,394,562         19,544,113
                                                   -------------      -------------      -------------

                          Operating income             3,844,916          4,731,941          7,227,507

Other income (expense):
              Interest and other income                  569,278            895,872            478,964
              Interest expense                          (300,871)           (58,898)          (125,163)
                                                   -------------      -------------      -------------

                          Income before taxes          4,113,323          5,568,915          7,581,308

Provision for income taxes                             1,867,449          2,338,943          1,748,406
                                                   -------------      -------------      -------------

                          Net income               $   2,245,874      $   3,229,972      $   5,832,902
                                                   =============      =============      =============

              Net income per share - basic         $        0.22      $        0.31
                                                   =============      =============
              Net income per share - diluted       $        0.21      $        0.31
                                                   =============      =============

Pro forma information (unaudited):
   Income before taxes, as
     reported                                                                            $   7,581,308
   Pro forma income tax
     provision                                                                               3,040,302
                                                                                         -------------
              Pro forma net income                                                       $   4,541,006
                                                                                         =============
              Net income per share - basic                                               $        0.51
                                                                                         =============
              Net income per share - diluted                                             $        0.51
                                                                                         =============
   Weighted average common shares
      outstanding - basic                             10,338,100         10,368,542          8,844,986
                                                   =============      =============      =============
   Weighted average common shares
      outstanding - diluted                           10,472,521         10,523,575          8,989,982
                                                   =============      =============      =============

See accompanying notes to consolidated financial statements.

                               TECHNISOURCE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     Common Stock
                                              -------------------------     Additional      Treasury       Retained
                                                Shares        Amount     Paid-in Capital      Stock        Earnings        Total
                                              ----------   ------------  ---------------  -------------  ------------  ------------
 Balance at December 31, 1997                  7,200,000   $     72,000   $         --    $         --   $  7,158,052  $  7,230,052
       Issuance of common stock for
            initial public offering            3,100,000         31,000     34,069,000                                   34,100,000
       Cost associated with initial
            public offering                                                 (3,430,678)                                  (3,430,678)
       Exercised stock options                    85,000            850          9,826                                       10,676
       Distribution to shareholders                                           (987,187)                    (9,698,117)  (10,685,304)
       Tax benefit on exercise of options                                      332,308                                      332,308
       Deferred compensation                                                    64,584                                       64,584
       Net income                                                                                           5,832,902     5,832,902
                                              ----------   ------------   ------------    -------------  ------------  ------------
 Balance at December 31, 1998                 10,385,000        103,850     30,057,853              --      3,292,837    33,454,540
                                              ----------   ------------   ------------    -------------  ------------  ------------
       Distribution to shareholders                                            (57,773)                                     (57,773)
       Treasury stock                                                                         (150,000)                    (150,000)
       Deferred compensation                                                   129,168                                      129,168
       Net income                                                                                           3,229,972     3,229,972
                                              ----------   ------------   ------------    -------------  ------------  ------------
 Balance at December 31, 1999                 10,385,000        103,850     30,129,248        (150,000)     6,522,809    36,605,907
                                              ----------   ------------   ------------    -------------  ------------  ------------
       Treasury stock                                                                         (231,281)                    (231,281)
       Deferred compensation                                                   178,668                                      178,668
       Net income                                                                                           2,245,874     2,245,874
                                              ----------   ------------   ------------    -------------  ------------  ------------
 Balance at December 31, 2000                 10,385,000   $    103,850   $ 30,307,916    $   (381,281)  $  8,768,683  $ 38,799,168
                                              ==========   ============   ============    =============  ============  ============


See accompanying notes to consolidated financial statements.

                       TECHNISOURCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years ended December 31,
                                                                                ------------------------------------------------
                                                                                   2000               1999             1998
                                                                                ------------      ------------      ------------
Cash flows from operating activities:
      Net income                                                                $  2,245,874      $  3,229,972      $  5,832,902
      Adjustment to reconcile net income to net cash provided
      by operating activities:
          Depreciation and amortization                                            1,632,835         1,363,442           486,799
          Loss on disposition of fixed assets                                         80,603
          Deferred taxes, net                                                       (260,631)         (382,859)         (198,300)
          Deferred compensation                                                      178,668           129,168            64,584
          Changes in assets and liabilities:
              Increase in accounts receivable                                    (16,291,733)       (2,785,589)       (7,028,805)
              Decrease (Increase) in due from shareholders and employees             112,660          (228,009)          (80,611)
              Decrease (Increase) in prepaid expenses and other assets               348,697          (488,559)         (331,113)
              Decrease (Increase) in prepaid income taxes                            307,860          (415,350)               --
              Increase (Decrease) in accounts payable                                449,437          (354,444)          193,682
              Increase (Decrease) in accrued liabilities                           1,933,222         1,843,121          (106,733)
              Increase (Decrease) in income tax payable                                   --          (624,378)          441,377
                                                                                ------------      ------------      ------------
Net cash (used in) provided by operating activities                               (9,262,508)        1,286,515          (726,218)

Cash flows from investing activities:
      Issuance of note receivable                                                   (154,829)               --                --
      Purchases of property and equipment                                         (1,048,063)       (1,157,222)       (1,816,931)
      Acquisitions of businesses, net of cash acquired                            (7,677,442)               --                --
                                                                                ------------      ------------      ------------
Net cash used in investing activities                                             (8,880,334)       (1,157,222)       (1,816,931)
                                                                                ------------      ------------      ------------

Cash flows from financing activities:
      Borrowings on line of credit                                                 7,510,000                --                --
      Repayments on line of credit                                                (7,510,000)               --          (233,460)
      Proceeds from public offering of common stock, net                                  --                --        30,669,322
      Proceeds from issuance of common stock                                              --                --           342,984
      Distribution to shareholders                                                        --          (170,696)      (10,572,381)
      Purchase of treasury stock                                                    (231,281)         (150,000)               --
      Increase (decrease) in overdraft                                             1,531,888                --          (588,106)
                                                                                ------------      ------------      ------------
Net cash (used in) provided by financing activities                                1,300,607          (320,696)       19,618,359
                                                                                ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents                             (16,842,235)         (191,403)       17,075,210

Cash and cash equivalents, beginning of period                                    17,353,780        17,545,183           469,973
                                                                                ------------      ------------      ------------

Cash and cash equivalents, end of period                                        $    511,545      $ 17,353,780      $ 17,545,183
                                                                                ------------      ------------      ------------


Supplemental disclosure of cash flow information:
      Interest paid                                                             $    234,396      $     58,898      $    125,801
                                                                                ============      ============      ============
      Income taxes paid                                                         $  1,572,554      $  3,761,530      $  1,173,021
                                                                                ============      ============      ============

Supplemental disclosure of MDS acquisition:
      Total purchase price                                                      $    947,668
      Less:
                Fixed asset valuation                                                (10,786)
                Other assets valuation                                                (3,355)
                Other intangible assets valuation                                    (24,101)
                                                                                ------------
      Amount included in goodwill                                                    909,426
                                                                                ============
Supplemental disclosure of PRISM acquisition:
      Total purchase price                                                      $  4,569,954
      Less:
                Accounts receivable valuation                                     (1,595,317)
                Fixed asset valuation                                                (36,369)
                Prepaid expenses and other assets valuation                          (71,100)
                Other intangible assets valuation                                   (283,122)
      Add:
                Accounts payable valuation                                           302,251
                Accrued liabilities valuation                                      1,217,478
                                                                                ------------
      Amount included in goodwill                                               $  4,103,775
                                                                                ============
Supplemental disclosure of Broadreach acquisition:
      Total purchase price                                                      $  3,160,348
      Less:
                Fixed asset valuation                                                (81,191)
                Deposits                                                              (3,239)
                Other intangible asset valuation                                    (100,000)
                                                                                ------------
      Amount included in goodwill                                               $  2,975,918
                                                                                ============

See accompanying notes to consolidated financial statements.

                       TECHNISOURCE, INC AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

       (a)    Organization and Description of Business

                            The accompanying consolidated financial statements
              include Technisource, Inc. and its wholly owned subsidiaries (the "Company"). The subsidiaries include TSRC.net, Inc., Technisource of Florida, Inc., TSRC of Florida, Inc., Technisource Hardware, Inc., TSRC-BR Corporation and former subsidiaries, DFI Acquisition Corporation and Technisource Midwest, Inc.

                    The Company is primarily an information technology ("IT")
              services and consulting firm, providing technology service professionals principally on a time and materials basis to organizations with complex IT needs. As of December 31, 2000, the Company had 32 branch office locations.

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

       (d)    Cash Equivalents

                    The Company considers all highly liquid debt instruments
              with original maturities of three months or less to be cash equivalents. Included in other current liabilities are outstanding checks in excess of cash balances of approximately $1,531,000 at December 31,2000. Cash equivalents of approximately $16,531,000 at December 31, 1999, consisted of a money market account.

        (e)   Fair Value of Financial Instruments

                    The carrying amounts for cash and cash equivalents, accounts receivable, due from shareholders and employees, accounts payable, accrued liabilities and note payable approximate fair value due to the short maturity of these instruments.

                       TECHNISOURCE, INC AND SUBSIDIARIES

       (f)    Property and Equipment

                    Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts. The resulting gain or loss is reflected in income. In 1999, the Company changed its useful life for computers from five years to three years.

       (g)    Intangible Assets

                    Intangible assets represent the excess of the purchase price over the fair value of net assets acquired for the acquisitions of PRISM Group Consulting, LLC, PRISM Group, LLC, MDS Consulting Services, Inc., and certain assets of Broadreach Consulting, Inc. Intangible assets, which are allocated between identifiable intangible assets, such as non-compete agreements, workforce in place and customer lists, are amortized on a straight-line basis over the expected periods to be benefited generally, three to five years, and 15 years for goodwill. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

       (h)    Other Assets

                    Other assets consist of security deposits related to
              operating lease agreements and the cash surrender value of Company-owned life insurance policies.

       (i)    Other Current Liabilities

                    Other current liabilities consist of accrued payroll and
              payroll taxes, bank overdraft, sales taxes payable, accrued acquisition payables, professional fees, contractor services and accrued expenses.

       (j)    Income Taxes

                    The Company elected to be taxed under the provisions of
              Subchapter S of the Internal Revenue Code, which provide that, in lieu of corporate federal, and some state income taxes, the shareholders are taxed on their proportionate share of the Company's taxable income. In conjunction with the IPO of the Company's common stock during 1998, the Company's Subchapter S status was automatically terminated. The accompanying consolidated statements of income for the period prior to the IPO

                       TECHNISOURCE, INC AND SUBSIDIARIES

              in 1998 do not include an income tax provision for federal and most state income taxes as a result of the Company's Subchapter S election and pro forma adjustments have been made to reflect the income tax provision as if the Company was taxed as a C Corporation. The pro forma adjustment for 1998 was made at an effective rate of 40 percent, which is the tax rate that would have been in effect had the Company been taxed as a C Corporation for that period.

                    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (k)    Stock Options

                    The Company applies the intrinsic value-based method of
              accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000. To account for its fixed stock options under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue to apply the intrinsic value based method of accounting described above and has adopted the disclosure requirements of SFAS No. 123.

       (l)    Company-owned Life Insurance

                    The Company purchased life insurance policies to cover its obligations under a deferred compensation plan for key employees. Cash surrender values of these policies were adjusted for fluctuations in the market value of underlying investments. The cash surrender value was adjusted each reporting period and any gain or loss was included with other insurance expense in the Company's income statement. The deferred compensation plan was terminated May 1, 2000, and the Company-owned life insurance policies were cancelled.

       (m)    Stock Split

                    On May 26, 1998, the Company authorized a 72,000 for 1 stock split and a change in par value to $.01 per share. All share and per share data in these

                       TECHNISOURCE, INC AND SUBSIDIARIES

              consolidated financial statements have been retroactively restated to reflect this stock split and change in par value.

       (n)    Use of Estimates

                    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare their consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from the Company's estimates.

       (o)    Impairment of Long-Lived Assets and Long-live Assets to Be
              Disposed Of

                    Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

       (p)    Revenue Recognition

                    The Company generally recognizes Technology Services revenue from temporary assignments and consulting engagements at the time services are performed, while service revenues generated from direct placement services are recognized at the time the customer decides to hire a candidate supplied by the Company. Reseller revenue is recognized when the product is received by the customer. However, when the Company does not take title to the product, revenue is recognized as commission revenue when the customer receives the product, net of related costs.

       (q)    Segment Reporting

                    The company adopted SFAS No. 131, "Disclosures about
              Segments of an Enterprise and Related Information" in 1999. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations of financial position but did affect the disclosure of segment information, as presented in note 14.

                       TECHNISOURCE, INC AND SUBSIDIARIES

       (r)    Advertising Costs

                    The Company expenses all advertising costs as incurred. The total amounts charged to operations for advertising during the years ended December 31, 2000, 1999 and 1998, are approximately $329,000, $969,000 and $1,243,000, respectively.

       (s)    Pro Forma Net Income and Pro Forma Net Income Per Share
              (unaudited)

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

                    The pro forma net income presented in the statements of
              income reflects the pro forma effects for income taxes at an effective rate of approximately 40 percent, as if the Company had been a taxable entity for all periods presented. The differences between the United States federal statutory rate and the consolidated pro forma effective rate are as follows:

                                                              For the year ended
                                                              December 31, 1998
                                                              ------------------
                Statutory federal income tax rate                     34%
                State income taxes, net of federal tax effect          4
                Other                                                  2
                                                              ------------------
                                                                      40%
                                                              ==================

       (t)    Reclassifications

                    Certain reclassifications have been made to the fiscal 1999 and 1998 consolidated financial statements to conform to the current year's presentation. In accordance with industry practices, hardware commissions have been reflected as a component of revenues on a net basis rather than as revenues and cost of revenues.

(2)    Acquisitions

       (a)    Acquisition of MDS Consulting Services, Inc.

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

                       TECHNISOURCE, INC AND SUBSIDIARIES

        (b)   Acquisition of PRISM Group Consulting, LLC and PRISM Group, LLC

                    On March 1, 2000, the Company acquired substantially all of the assets and certain liabilities of PRISM Group Consulting, LLC and PRISM Group, LLC, IT services companies, for approximately $4,770,000 including a promissory note in the amount of $1,000,000 which matures February 28, 2001. In connection with the acquisition, the Company utilized $3,750,000 of the bank line of credit that has been repaid as of December 31, 2000 (note 5 to the Consolidated Financial Statements). The transaction was accounted for under the purchase method of accounting. The unaudited pro forma acquisition information presents the results of operation as if the acquisition had occurred on January 1, 1999. The results of operations give effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt and income taxes. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of fiscal 1999 as described above or of the results that may occur in the future.

                                                      Pro forma (unaudited)
                                                 -------------------------------
                                                     2000               1999
                                                 -------------      ------------

                Revenue                          $ 152,941,876      $123,676,621
                Net Income                       $   2,434,773      $  5,051,807
                Net Income per share - basic     $        0.24      $       0.49
                Net Income per share - diluted   $        0.23      $       0.48

       (c)    Acquisition of Broadreach Consulting, Inc.

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

                       TECHNISOURCE, INC AND SUBSIDIARIES

(3)    Intangible Assets, Net

              Intangible assets, net, consist of the following at December 31, 2000:

                                                         Useful lives
                                          2000             in years
                                      -----------        ------------
Goodwill                              $ 7,989,119             15
Other acquired intangibles                407,223           3 - 5
                                      -----------
                                      $ 8,396,342

Less accumulated amortization            (427,184)
                                      -----------
                                      $ 7,969,158
                                      ===========


              Amortization expense related to intangible assets for 2000 approximated $427,000.

(4)    Property and Equipment, Net

              Property and equipment, net, consist of the following at December 31, 2000 and 1999:

                                                                Useful lives
                                    2000            1999          in years
                                -----------     -----------     ------------
Office equipment                $ 1,452,203     $ 1,228,931           5
Computer equipment                2,464,373       3,083,167           3
Telephone equipment                 421,456         410,014           5
Leasehold improvements              154,150          88,385         3 - 5
                                -----------     -----------
                                $ 4,492,182     $ 4,810,497
Less accumulated depreciation
     and amortization            (2,248,985)     (2,456,927)
                                -----------     -----------
                                $ 2,243,197     $ 2,353,570
                                ===========     ===========

              Depreciation and amortization expense related to fixed assets for 2000, 1999 and 1998, approximated $1,206,000, $1,363,000 and $487,000, respectively.

(5)    Line of Credit

              On January 29, 1999, as amended, the Company established a line of credit with a bank that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Interest is payable monthly at a variable rate of LIBOR plus 1.4%. An unused line fee is payable quarterly, computed at a rate equal to fifteen basis points multiplied by the average daily unused portion of the revolving credit commitment. The Company is subject to certain restrictive covenants including, but not limited to, limitations on dividends, investments, loans and advances with related parties and capital expenditures. The line of credit expires January 31, 2002. There were no borrowings under the line of credit as of December 31, 2000.

                       TECHNISOURCE, INC AND SUBSIDIARIES

(6)    Other Current Liabilities

              Other current liabilities as of December 31, 2000 and 1999 are as follows:

                                                   2000                 1999
                                                 ----------           ----------
Accrued payroll and benefits                     $3,741,947           $2,200,741
Bank overdraft                                    1,531,888                   --
Accrued acquisition payables                        716,528                   --
Contractor services                                 621,481              544,712
Vacation                                            309,000              150,000
Professional fees                                   303,978              346,998
Sales and business taxes                            269,957                   --
Other                                               797,201              366,941
                                                 ----------           ----------
           Total                                 $8,291,980           $3,609,392
                                                 ==========           ==========

(7)   Income Taxes

              Income tax expense attributable to income from continuing operations consist of:

                                    Current         Deferred         Total
                                  -----------     -----------    ------------
Year ended December 31, 2000:
     U.S. Federal                 $ 1,712,112     $  (218,464)    $ 1,493,648
     State and local                  415,968         (42,167)        373,801
                                  -----------     -----------     -----------
                                  $ 2,128,080     $  (260,631)    $ 1,867,449
                                  ===========     ===========     ===========
Year ended December 31, 1999:
     U.S. Federal                 $ 2,242,572        (306,906)    $ 1,935,666
     State and local                  479,230         (75,953)        403,277
                                  -----------     -----------     -----------
                                  $ 2,721,802     $  (382,859)    $ 2,338,943
                                  ===========     ===========     ===========
Year ended December 31, 1998*:
     U.S. Federal                 $ 1,415,646     $  (144,204)    $ 1,271,442
     State and local                  531,060         (54,096)        476,964
                                  -----------     -----------     -----------
                                  $ 1,946,706     $  (198,300)    $ 1,748,406
                                  ===========     ===========     ===========

* In connection with the Company's conversion from an S Corporation to a C Corporation during 1998, the Company recognized a $377,333 income tax benefit during 1998 to establish deferred taxes related to the conversion.

              The U.S. federal corporate income tax rate of 34 percent, reconciled to the effective tax rate provision, is as follows:

                                          2000          1999            1998
                                          ----          ----            -----
Statutory federal income tax rate         34.0%         34.0%            34.0%
State income taxes, net of federal
       income tax effect                   6.0            4.0             4.0
Permanently nondeductible expenses         4.5            3.0             -
Effect of S Corporation income taxes        --             --           (12.0)
Effect of conversion to C Corporation       --             --            (5.0)
Other                                      0.9            1.0             2.0
                                          ----          ----            -----
                   Total                  45.4%          42.0%           23.0%
                                          ====          =====           =====

                       TECHNISOURCE, INC AND SUBSIDIARIES

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are as follows:

                                              2000         1999
                                            --------     --------
       Deferred tax assets:
       Allowance for doubtful accounts      $334,907     $245,516
       Accrued liabilities                   197,455      155,701
       Accrued vacation                      119,370       57,549
       Stock based compensation               99,798       93,568
       Property and equipment                 56,065        6,058
       Other                                  34,195       22,767
                                            --------     --------
       Net deferred tax asset               $841,790     $581,159
                                            ========     ========

       The Company's management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

 (8)   Employee Benefit Plans

       (a)    Profit-Sharing Plan

                    The Company has a contributory 401(k) profit-sharing plan, which covers all employees. Employees may contribute up to 15 percent of their annual compensation. The Company makes matching and/or profit sharing contributions at management's discretion in amounts not to exceed limitations established by the Internal Revenue Service. For years ended December 31, 2000 and 1999, the Company did not contribute to the plan. The Company contributed $80,000 for the year ended December 31, 1998.

       (b)    Deferred Compensation Plan

                    The Company terminated the Technisource, Inc. Deferred
              Compensation Plan for its key employees. The nonqualified plan provided a retirement benefit and a death benefit to the participants. There were no contributions to the plan made by the Company in 2000 and all current and prior year employee contributions were distributed to the participants on May 1, 2000.

       (c)    Employee Stock Options

                    On October 27, 1993, the Company awarded stock options to
              one of its key employees. Under the terms of the stock option award, the employee is entitled to purchase 303,158 shares of the Company's common stock at an exercise price per share equal to the book value of a share of common stock at December 31, 1993, which approximated fair value at the date of the award. No termination date for exercisability of the options was specified, and the options vested on December 31, 1999, and provide for immediate vesting of the pro rata portion of options granted in the event of a change in the ownership of the Company. These stock options, which are exercisable at $0.13 per share, became fully vested on the IPO date and 85,000 options were subsequently exercised.

                       TECHNISOURCE, INC AND SUBSIDIARIES

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

       (d)    Incentive Stock Option Plan

                    Effective January 1, 1999, the Company adopted the
              Technisource, Inc. Long-Term Incentive Plan (the "Plan") which provides for the grant of awards such as stock appreciation rights, restricted stock grants, cash awards, nonstatutory options, and incentive stock options to management, key employees and outside directors to purchase up to an aggregate of 1,500,000 shares of authorized but unissued common stock. An additional 500,000 shares were approved by the shareholders to be available for issue as of May 31, 2000. The term of an incentive stock option cannot exceed 10 years with an exercise price equal to or greater than fair market value of the shares of common stock on the date of grant, or 5 years and 110 percent of the fair market value for the options granted to a holder of 10 percent or more of the voting power. The compensation committee shall determine the exercise price and term of a nonqualified option. The Plan provides for a nonstatutory stock option grant to the outside directors of the Company for 5,000 shares of common stock on such Director's initial election as a Director and, upon reelection as a board member thereafter such Director shall be granted an additional option for 2,500 shares of common stock. The options granted to outside directors are exercisable on the first anniversary date of the grant in full at a price equal to the fair market value of common stock on the date of grant. The options expire ten years after the date of grant or one year after the outside director is no longer a director of the Company, whichever is earlier. At December 31, 2000, there are 155,627 additional shares available for grant under the plan.

                    The Company applies APB Opinion No. 25 in accounting for its
              Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements except for options with exercise prices below fair value on the date of grant and for the agreements under the stock option plan for the Technology Service professionals were determined to be variable under APB Opinion No. 25 due to the original vesting schedule of the options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net income and pro forma net income per share would have been reduced to the

                       TECHNISOURCE, INC AND SUBSIDIARIES

              pro forma amounts indicated below:

                                                                    Pro forma
                                                -----------------------------------------------
                                                    2000               199               1998
                                                ----------         ----------         ---------
                     Net Income:
                         As reported            $2,245,874         $3,229,972         $4,541,006
                         Pro forma              $1,501,229         $2,790,950         $4,324,911


                                                    2000               1999               1998
                                               ----------         ----------         ---------
                     Basic net income per          $0.22              $0.31              $0.51
                          share-as reported
                     Basic net income per
                          share-as adjusted        $0.15              $0.27              $0.49
                     Diluted net income per
                          share-as reported        $0.21              $0.31              $0.51
                     Diluted net income per
                          share-as adjusted        $0.15              $0.27              $0.49

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

                    For the purpose of computing the pro forma amounts indicated
              above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model are as follows:

                                                         2000          1999           1998
                                                         ----          ----           ----
                     Expected dividend yield              0.0%          0.0%           0.0%
                     Expected stock volatility           59.0%         88.8%          35.0%
                     Risk-free interest rates             4-7%          4-7%           5.8%
                     Expected lives (in years)            4-6           4-6            4-6

                    Using these assumptions in the Black-Scholes model, the
              weighted average fair value of options granted for the Company is $3.08 in fiscal 2000, $4.13 in fiscal 1999 and $4.88 in fiscal 1998.

                       TECHNISOURCE, INC AND SUBSIDIARIES

                    At December 31, 2000 and 1999, the number of options
              exercisable and the weighted average exercise price of those options was:

                                                                                                  Weighted Average
                                                         Shares           Exercise Price           Exercise Price
        ----------------------------------------------------------------------------------------------------------
        Outstanding at December 31, 1997                  321,340          $0.13 to $ 8.25              $0.59
        Granted                                           703,230          $0.01 to $14.94              $9.68
        Exercised                                         (85,000)                   $0.13              $0.13
                                                        ---------
        Outstanding at December 31, 1998                  939,570          $0.01 to $14.94              $7.44
        Granted                                           594,256          $3.50 to $11.63              $5.52
        Exercised                                              --                       --                 --
        Forfeited                                        (366,694)         $3.88 to $14.94              $8.60
                                                        ---------
        Outstanding at December 31, 1999                1,167,132          $0.01 to $14.50              $6.00
        Granted                                         1,248,857          $1.47 to $ 6.00              $4.01
        Forfeited                                         336,076          $1.88 to $14.50              $6.67
        Expired                                            17,381          $1.88 to $14.50              $6.74
                                                        ---------
        Outstanding at December 31, 2000                2,062,531          $0.01 to $14.50              $4.66
                                                        =========
        Options exercisable at end of year                369,116          $0.13 to $14.50              $2.89
                                                        =========
                                                        Options Outstanding                    Options Exercisable
        -----------------------------------------------------------------------------------------------------------
                                                       Weighted-Average  Weighted-                      Weighted-
                                                          Remaining       Average                        Average
                                          Number         Contractual      Exercise         Number        Exercise
          Range of Exercise Prices      Outstanding         Life            Price        Exercisable      Price
        -----------------------------------------------------------------------------------------------------------
         $ 0.01 to  0.13                  223,613            3.1            $ 0.13         218,158         $ 0.13
         $ 1.00 to  3.50                  579,850            9.7            $ 3.00            -                --
         $ 3.50 to  5.00                  380,715            9.2            $ 3.98          30,800         $ 4.14
         $ 5.01 to  6.00                  567,262            8.7            $ 5.64          48,617         $ 5.58
         $ 6.01 to 10.99                  103,127            7.8            $ 8.20          52,846         $ 8.16
         $11.00 to 14.94                  207,964            7.6            $11.03          18,695         $11.09
                                        ---------                                           ------
        Total                           2,062,531            8.3            $ 4.66         369,116         $ 2.89
                                        =========                                          =======

(9)    Employment Agreements

              The Company has entered into employment agreements with four of the Company's executive officers and one employee. The agreements provide for initial terms of three to five years with total aggregate annual base salaries of approximately $805,000. Three of the employment agreements automatically renew for successive one-year terms unless terminated by either party.

              Executive officers' employment agreements contain provisions for performance bonuses and stock option awards at the discretion of the Board of Directors. The agreements also contain noncompetition provisions following termination of employment.

                       TECHNISOURCE, INC AND SUBSIDIARIES

(10    Business and Credit Concentrations

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

              The Company provides IT staffing and consulting services to customers located in the United States and Canada. The Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and employees and the cyclical and economic factors that could have an impact on those industries. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Trade accounts receivable are not normally collateralized. At December 31, 2000 and 1999, approximately 14 percent and 11 percent, respectively, of the Company's accounts receivable were represented by one customer. Five customers accounted for 32% of the accounts receivable balance at December 31, 2000. Two customers accounted for approximately 18%, 22% and 31% of Technology Services revenue for the years ended December 31, 2000, 1999, and 1998, respectively. The top ten customers accounted for approximately 38% of revenue for the year ended December 31, 2000. The Company estimates an allowance for doubtful accounts based on the historical experience and specific-identification methods for creditworthiness of its customers. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectability of related receivables could have a material adverse effect on the Company's financial condition and results of operations.

 (11)  Commitments and Contingencies

       (a)    Lease Commitments

                    The Company has entered into several noncancelable operating leases, primarily for office space. Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows:

                          Year ending
                          December 31,
                          ------------
                             2001                 $1,917,354
                             2002                  1,616,834
                             2003                    911,360
                             2004                    406,866
                             2005                    134,435
                                                  ----------
                             Total                $4,986,849
                                                  ==========

              Rental expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $2,377,000, $1,902,000 and $1,356,000, respectively.

                       TECHNISOURCE, INC AND SUBSIDIARIES

        (b)   Contingencies

                    The Company is currently undergoing reviews by the U.S.
              Department of Labor and the Internal Revenue Service. Although management believes the ultimate outcome of these reviews will not have an adverse material effect on the Company's results of operations or financial position, the outcome and effect of these reviews cannot yet be determined.

                    The Company is involved in various other claims and legal
              actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition and results of operations.

(12)   Earnings per share

              Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding and dilutive potential common shares.

              The pro forma adjustments for the incremental income tax provision included in the accompanying consolidated statements of income reflect the additional provision for federal and state income taxes at the effective income tax rate as if the Company's Subchapter S election had been revoked prior to January 1, 1998, and the Company had been taxed as a C corporation. The following is a reconciliation of the numerator and denominator of basic earnings per share to the numerator and denominator of diluted earnings per share for all years presented:

                       TECHNISOURCE, INC AND SUBSIDIARIES

                                                For the years ended December 31,
                                           -----------------------------------------
                                              2000           1999           1998
                                           -----------    -----------    -----------
Net income per share:                                                     (Pro forma
                                                                          Unaudited)
     Net income available to common
         shareholders                      $ 2,245,874    $ 3,229,972    $ 4,541,006
                                           ===========    ===========    ===========

     Weighted average common shares
         outstanding                        10,338,100     10,368,542      8,844,986
                                           ===========    ===========    ===========
                                           $      0.22    $      0.31    $      0.51
                                           ===========    ===========    ===========

     Net income per share-assuming dilution:
     Net income available to common
          shareholders                     $ 2,245,874    $ 3,229,972    $ 4,541,006
                                           ===========    ===========    ===========

     Weighted average common shares
          outstanding                       10,338,100     10,368,542      8,844,986
     Dilutive effect of options                134,421        155,033        144,996
                                           -----------    -----------    -----------
     Weighted average common shares
          outstanding - diluted             10,472,521     10,523,575      8,989,982
                                           ===========    ===========    ===========
                                           $      0.21    $      0.31    $      0.51
                                           ===========    ===========    ===========

              Options to purchase 1,118,969 shares of common stock at a range of $3.82 to $14.94 per share, options to purchase 462,442 shares of common stock at a range of $5.92 to $14.94 per share, and options to purchase 471,785 shares of common stock at a range of $9.88 to $14.94 were not included in the net income per share calculation for the year ended December 31, 2000, 1999, and 1998, respectively. As the exercise price of the options was greater than the average market price of the common shares for the periods. The stock options expire in the years 2008 through 2009.

(13)   Stock Repurchase Plan

              On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of December 31, 2000, the Company had repurchased 111,600 shares of its common stock at an aggregate cost to the Company of $381,281.

(14)   Reportable Segment

              The Company operates in two business segments: Technology Services and Reseller Sales. The segment information set forth below is based on the nature of the services offered. The chief operating decision-makers evaluate each segment's performance based primarily on their revenues, gross margin and operating income. The accounting policies of the operating segments are the same as those of the entire Company.

                       TECHNISOURCE, INC AND SUBSIDIARIES


                                             For the years ended December 31,
                                        ----------------------------------------
                                            2000          1999          1998
                                        ------------  ------------  ------------
       Revenues(1)
       Technology Services              $139,910,681  $120,539,780  $103,522,364
       Reseller Sales and Commissions     12,557,770    17,059,732     2,154,901
                                        ------------  ------------  ------------
                                        $152,468,451  $137,599,512  $105,677,265
                                        ============  ============  ============

       Operating Income(2)
       Technology Services              $  2,740,068  $  3,742,664  $  7,131,377
       Reseller Sales and Commissions      1,104,848       989,277        96,130
                                        ------------  ------------  ------------
                                           3,844,916     4,731,941     7,227,507
       Other income/expense                  268,407       836,974       353,801
                                        ------------  ------------  ------------
       Income before taxes              $  4,113,323  $  5,568,915  $  7,581,308
                                        ============  ============  ============

       (1) Two of the Company's clients accounted for approximately 18%, 22% and 31% of the Company's Technology Services revenue for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, two of the Company's clients accounted for approximately 27%, 57% and 39% of the Company's Reseller sales for the years ended December 31, 2000, 1999 and 1998, respectively.

       (2) Since all expenses have not been allocated to the Reseller sales and commissions segment, this basis is not necessarily a measure completed in accordance with generally accepted accounting principles and may not be comparable to other companies.

(15)   Subsequent Events:

       (a)    Stock Repurchase Plan

                     As of February 15, 2001, the Company repurchased an
              additional 14,200 shares of its common stock at an aggregate cost to the Company of $29,938.

(16)   Supplemental Quarterly Financial Information (unaudited):

              The following table sets forth certain quarterly operating information for each of the eight quarters ending with the quarter ended December 31, 2000. This information was derived from the unaudited financial statements of the Company which, in the opinion of management, were prepared on the same basis as the financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial date shown below should be read in conjunction with the financial statements and notes thereto included in this report.

                       TECHNISOURCE, INC AND SUBSIDIARIES

Statements of Income
(In thousands, except per share data)

                                      First      Second       Third      Fourth
2000                                 Quarter     Quarter     Quarter     Quarter
----                                 -------     -------     -------     -------
  Revenue                            $31,086     $36,893     $42,080     $42,409
  Gross Profit                       $ 8,115     $10,513     $10,877     $11,389
  Operating income                   $   326     $ 1,049     $ 1,281     $ 1,189
  Net Income                         $   290     $   644     $   735     $   577

  Net income per share - basic       $  0.03     $  0.06     $  0.07     $  0.06
  Net income per share - diluted     $  0.03     $  0.06     $  0.07     $  0.06

1999
----
  Revenue                            $35,763     $35,158     $35,990     $30,689
  Gross Profit                       $ 7,868     $ 8,904     $ 8,623     $ 7,732
  Operating income                   $ 2,157     $ 1,154     $ 1,161     $   260
  Net Income                         $ 1,429     $   810     $   831     $   160

  Net income per share - basic       $  0.14     $  0.08     $  0.08     $  0.02
  Net income per share - diluted     $  0.14     $  0.08     $  0.08     $  0.02


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III

The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the definitive Proxy Statement of the Company relating to the 2001 Annual Meeting of the Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

       Technisource, Inc. Consolidated Financial Statements

       Independent Auditors' Report

       Consolidated Balance Sheets at December 31, 2000 and 1999

       Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

       Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

       Notes to Consolidated Financial Statements

(2) The following financial statement schedules are filed as part of this Form 10-K.

       Schedule II - Valuation and Qualifying Accounts

                                                 Balance at        Charged to      Write-off of
                                                Beginning of       Costs and       Uncollectible    Balance at End
                                                   period           Expenses         Accounts         of Period
                                               ---------------------------------------------------------------------
        Allowance for doubtful accounts:
             2000                                 $ 639,933       $ 2,023,816       $ 1,030,035      $ 1,633,714
             1999                                 $ 358,933       $   495,036       $   214,036      $   639,933
             1998                                 $ 425,000       $   243,956       $   310,023      $   358,933

(3)    The following exhibits are filed herewith:

Exhibit
Number                              Exhibit Description
------                              -------------------

3.1* Amended and Restated Articles of Incorporation of the Company

3.2**                       Amended and Restated Bylaws of the Company

4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of holders of Common Stock of the Company

4.2*                        Specimen certificate for the Company's Common Stock

10.1* Employment Agreement, dated as of April, 1998, between Joseph W. Collard and the Company

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

10.8**                      The Technisource, Inc. Long-Term Incentive Plans

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

10.11**                     Stock Option Agreement between the Company and John
                            A. Morton

10.12*** Credit Agreement by and among the Company and NationsBank, N.A. dated January 29, 1999.

10.13*** Revolving Promissory Note issued by the Company in favor of NationsBank, N.A. dated January 29, 1999.

10.14*** First Amendment to Credit Agreement by and between the Company and NationsBank, N.A. dated March 9, 1999.

10.15****                   Employment Agreement, dated January 1, 2000, between
                            Thomas E. Hoshko and the Company.

10.16****                   Technisource, Inc. Nonqualified Stock Option
                            Agreement, dated January 1, 2000, between Thomas E.
                            Hoshko and the Company.

10.17****                   Technisource, Inc. Incentive Stock option Agreement
                            dated January 1, 2000, between Thomas E. Hoshko and the Company.

10.18*****                  Employment Agreement dated July 28, 2000, between
                            Andrew C. Hill and the Company.

21                          Subsidiaries of the Company

23                          Consent of KPMG LLP

24                          Power of Attorney (included on the signature page)

* Filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2000 and incorporated herein by reference.

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

**** Filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company's three-month period ended March 31, 2000, and incorporated herein by reference.

***** Filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company's three-month period ended September 30, 2000, and incorporated herein by reference.

(b)    Reports on Form 8-K

       During the fiscal quarter ended on December 31, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Technisource, Inc.

                                       By: /s/ James F. Robertson
                                           ----------------------
                                       James F. Robertson
                                       President, Chief Operating Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                    Capacity                         Date
----------                    --------                         ----

/s/ Joseph W. Collard         Chairman of the Board and        February 28, 2001
-------------------------     Chief Executive Officer
    Joseph W. Collard


/s/ James F. Robertson        President,                       February 28, 2001
-------------------------     Chief Operating Officer and
    James F. Robertson        Director


/s/ Andrew C. Hill            Executive Vice President,        February 28, 2001
-------------------------     Chief Financial Officer and
    Andrew C. Hill            (Chief Accounting Officer)


/s/ C. Shelton James          Director                         February 28, 2001
-------------------------
    C. Shelton James


/s/ Paul J. Kinyon            Director                         February 28, 2001
-------------------------
    Paul J. Kinyon


/s/ H. Scott Barrett          Director                         February 28, 2001
-------------------------
    H. Scott Barrett

                                  EXHIBIT INDEX


        21                   Subsidiaries of the Company

        23                   Consent of KPMG LLP