Form 10-Q
period 2001-03-31
TECHNISOURCE INC
filed 2001-05-15
CIK 1059920

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001.

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to _____________________

Commission File Number:     000-24391

                              TECHNISOURCE, INC.
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     FLORIDA                                    59-2786227
---------------------------------------------   -------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
               or organization)                              Number)


       1901 W. CYPRESS CREEK ROAD, SUITE 200, FORT LAUDERDALE, FL 33309
-----------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

                                (954) 493-8601
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


     The number of shares outstanding of common stock as of March 31, 2001 was 10,217,600.

                       TECHNISOURCE INC. AND SUBSIDIARY

                                     INDEX



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                                                               Page
                                                                                                               ----
         Condensed Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000  (Unaudited)                                                                     1

         Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2001
         (Unaudited) and 2000 (Unaudited)                                                                       2

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
         2001 (Unaudited) and 2000 (Unaudited)                                                                  3

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                     4-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                                9-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            14

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                      15

Signatures                                                                                                     16

               TECHNISOURCE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       March 31,           December 31,
                                                                          2001               2000
                                                                     ---------------    ---------------
                             ASSETS
Current assets:
     Cash and cash equivalents                                         $  2,822,219       $    511,545
     Trade accounts receivable, less allowance for doubtful
        accounts of $1,726,634 and $1,633,714 as of March 31, 2001
        and December 31, 2000, respectively                              30,529,620         36,445,074
     Due from shareholders and employees                                    350,526            235,946
     Prepaid expenses and other current assets                              955,161            657,908
     Prepaid income taxes                                                   506,310            107,490
     Deferred tax asset, current                                            653,135            653,135
                                                                     --------------     ---------------
              Total current assets                                       35,816,971         38,611,098
Property and equipment, net                                               2,176,769          2,243,197
Other assets                                                                180,877            199,927
Intangible assets, net                                                    7,988,120          7,969,158
Deferred tax asset, noncurrent                                              188,655            188,655
                                                                     --------------     ---------------

              Total assets                                             $ 46,351,392       $ 49,212,035
                                                                     ==============     ===============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $    777,231       $  1,120,887
     Other current liabilities                                            6,726,668          8,291,980
     Note payable                                                                 -          1,000,000
                                                                     --------------     ---------------
              Total current liabilities                                   7,503,899         10,412,867
Shareholders' equity:
     Common stock, $0.01 par value, 50,000,000 shares authorized,
        10,217,600 and 10,273,400 outstanding as of March 31, 2001
         and December 31, 2000, respectively                                103,850            103,850
     Additional paid-in capital                                          30,340,208         30,307,916
     Retained earnings                                                    8,880,530          8,768,683
     Less: Treasury stock, 167,400 and 111,600 shares as of
      March 31, 2001 and December 31, 2000, respectively                   (477,095)          (381,281)
                                                                     --------------     ---------------
              Total shareholders' equity                                 38,847,493         38,799,168

                                                                     --------------     ---------------
              Total liabilities and shareholders' equity               $ 46,351,392       $ 49,212,035
                                                                     ==============     ===============

See accompanying notes to condensed consolidated financial statements.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                           Three Months Ended March 31,
                                           ----------------------------
                                                2001           2000
                                           ------------   -------------

Revenues
       Technology Services                 $ 38,993,129   $ 30,047,750
       Reseller Sales                         1,232,043        674,902
       Hardware Commissions                     209,960        363,160
                                           ------------   ------------
                                             40,435,132     31,085,812
Cost of revenues
       Technology Services                   29,799,449     22,397,269
       Reseller Sales                         1,040,871        573,149
                                           ------------   ------------
                                             30,840,320     22,970,418

       Gross profit                           9,594,812      8,115,394

Selling, general and
   administrative expenses                    9,359,111      7,789,774
                                           ------------   ------------

       Operating income                         235,701        325,620

Other income (expense):
     Interest and other income                   17,524        224,135
     Interest expense                           (45,428)       (49,177)
                                           ------------   ------------

       Income before taxes                      207,797        500,578

Provision for income taxes                       95,950        210,468
                                           ------------   ------------

       Net income                          $    111,847   $    290,110
                                           ============   ============

     Net income per share - basic          $       0.01   $       0.03
                                           ============   ============
     Net income per share - diluted        $       0.01   $       0.03
                                           ============   ============

     Weighted average common shares
        outstanding - basic                  10,253,464     10,359,274
                                           ============   ============
     Weighted average common shares
        outstanding - diluted                10,352,908     10,517,067
                                           ============   ============


See accompanying notes to condensed consolidated financial statements.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                             2001          2000
                                                                                          ------------  -------------
Cash flows from operating activities:
    Net income                                                                             $  111,847    $    290,110
    Adjustment to reconcile net income to net
    cash provided
    by (used in) operating activities:
        Depreciation and amortization                                                         486,194         309,276
        Deferred compensation                                                                  32,292          32,292
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                                        5,915,458     (4,538,194)
           Decrease (increase) in due from shareholders employees                             (114,580)        15,296
           Increase in prepaid expenses and other asset                                       (278,203)        (2,553)
           Increase in prepaid income taxes                                                   (398,820)      (802,281)
           Increase (decrease) in accounts payable                                            (343,656)       493,211
           Increase (decrease) in other current liabilities                                   (153,427)      (307,917)
                                                                                            ----------   ------------
Net cash provided by (used in) operating activities                                          5,257,105     (4,510,760)

Cash flows from investing activities:
    Purchases of property and equipment                                                       (240,379)      (294,450)
    Acquisitions of businesses, net of cash acquired                                           (78,350)    (4,368,373)
                                                                                            ----------   ------------
Net cash provided by (used in) investing activities                                           (318,729)    (4,662,823)
                                                                                            ----------   ------------

Cash flows from financing activities:
    Borrowings on line of credit                                                                     -      3,750,000
    Repayment of notes payable                                                              (1,000,000)             -
    Purchase of treasury stock                                                                 (95,814)       (30,563)
    Decrease in overdraft                                                                   (1,531,888)             -
                                                                                           -----------   ------------
Net cash provided by (used in) financing activities                                         (2,627,702)     3,719,437
                                                                                           -----------   ------------

Net Increase (decrease) in cash and cash equivalents                                         2,310,674     (5,454,146)

Cash and cash equivalents, beginning of period                                                 511,545     17,353,780
                                                                                           -----------   ------------

Cash and cash equivalents, end of period                                                   $ 2,822,219   $ 11,899,634
                                                                                          ============   ============

Supplemental disclosure of cash flow information:
    Interest paid                                                                          $    52,311   $     49,177
                                                                                          ============   ============
    Income taxes paid                                                                      $   493,710   $  1,012,749
                                                                                          ============   ============

Supplemental disclosure of MDS consulting acquisition:
    Total purchase price                                                                                 $    915,466
    Less:
              Fixed asset valuation                                                                           (10,786)
              Other asset valuation                                                                            (3,355)
              Other intangible assets valuation                                                               (24,101)
                                                                                                         ------------
    Amount included in goodwill                                                                               877,224
                                                                                                         ============

Supplemental disclosure of PRISM acquisition:
    Total purchase price                                                                                 $  4,452,907
    Less:
              Accounts receivable valuation                                                                (1,595,317)
              Fixed asset valuation                                                                           (36,369)
              Prepaid expenses and other assets valuation                                                     (71,100)
              Other intangible assets valuation                                                              (283,122)
    Add:
              Accounts payable valuation                                                                      302,251
              Accrued liabilities valuation                                                                 1,217,478
                                                                                                         ------------
    Amount included in goodwill                                                                          $  3,986,728
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

     The Company is primarily an information technology ("IT") services and consulting firm, providing technology services professionals principally on a time and materials basis to organizations with complex IT needs. As of March 31, 2001 the Company had 33 branch office locations.

     Interim Financial Data

     The interim financial data as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial reporting purposes and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-
X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position, results of operation and cash flows of the Company for the periods indicated. Results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Financial Statements and the notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-K.

2.   Acquisitions

     Acquisition of MDS Consulting Services, Inc.

     On February 18, 2000, the Company, through a wholly owned subsidiary, completed the acquisition of the assets of MDS Consulting Services, Inc., an IT services company, for approximately $800,000 in cash plus acquisition fees. Up to an additional $975,000 cash consideration may be paid in the form of an earn-out payable over three years based on certain specified criteria. The Company paid $60,000 related to the achievement of year one goals and has accrued probable payments for years two and three. The transaction was accounted for under the purchase method of accounting.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     Acquisition of PRISM Group Consulting, LLC and PRISM Group, LLC

     On March 1, 2000, the Company acquired substantially all of the assets and certain liabilities of PRISM Group Consulting, LLC and PRISM Group, LLC, IT services companies, for approximately $4,770,000 cash and a promissory note in the amount of $1,000,000, which matured and was paid on February 28, 2001. In connection with the acquisition, the Company utilized $3,750,000 of the bank line of credit (Note 5). The transaction was accounted for under the purchase method of accounting. The pro forma results of operations assumimg the acquisition occurred on January 1, 2000 are as follows:

                                   Three months
                                      ended
                                  March 31, 2000
                                ----------------

Revenue                             $ 32,784,370
Net Income                          $    277,293
Net Income per share - basic        $       0.03
Net Income per share - diluted      $       0.03




     Acquisition of Broadreach Consulting, Inc.

     On June 1, 2000, the Company completed the first phase of the acquisition of certain assets of Broadreach Consulting, Inc., an IT services and consulting company, for approximately $650,000 in cash. On August 31, 2000, the Company completed the second phase of the acquisition of certain of the assets of Broadreach Consulting, Inc. for $975,000 in cash. Additional post-closing payments for the two acquisitions, for which the Company has accrued probable payments, have not been finalized. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows. The transactions were accounted for under the purchase method of accounting.

3.   Summary of Significant Accounting Policies

     Intangible Assets, Net

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

                      TECHNISOURCE, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     Revenue Recognition

     The Company generally recognizes services revenue at the time services are performed. Product and related service revenue is generally recognized when the product is received by the customer. However, when the Company does not take title to the product, revenue is recognized as commission revenue, net of related costs, when the customer receives the product.

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

     The Company provides technology services to customers located in the United States and Canada. The Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and the cyclical and economic factors that could have an impact on those industries. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Additionally, the Company maintained approximately $2.7 million at March 31, 2001 in one financial institution, which is in excess of the FDIC insured limits.

4.   Contingent Liabilities

     The Company is currently undergoing a review by the Department of Labor and an audit by the Internal Revenue Service. Although the outcome and effect on the Company's results of operations and financial position cannot yet be determined, management believes neither one will have an adverse material effect.

5.   Line of Credit

     On March 9, 1999, the Company established a line of credit with a bank that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Interest is payable monthly at a

                      TECHNISOURCE, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

variable rate of LIBOR plus 1.4%. The line of credit expires January 31, 2002. There were no borrowings against the line of credit as of March 31, 2001.

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


                                                Three Months Ended
                                                    March 31,
                                            ------------------------

                                                2001        2000
                                            ------------  ----------

                Basic:
                Weighted average common
                shares outstanding            10,253,464  10,359,274
                                            ============  ==========


                Diluted:
                Weighted average common
                shares outstanding            10,253,464  10,359,274
                Dilutive effect of options        99,444     157,793
                                            ------------  ----------
                     Total                    10,352,908  10,517,067
                                            ============  ==========



7.   Stock Repurchase Plan

     On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of March 31, 2001, the Company had repurchased 167,400 shares of its common stock at an aggregate cost to the Company of $477,095.

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


                            Three months ended
                                 March 31,
                            2001          2000
                       -------------  ------------

Revenues/1/
  Technology Services    $38,993,129   $30,047,750
  Reseller Sales and
    Commissions            1,442,003     1,038,062
                       -------------  ------------
                         $40,435,132   $31,085,812
                       =============  ============


Income (Loss) Before
 Income Taxes/2/
  Technology Services    $   249,148   $   434,372
  Reseller Sales and
    Commissions              (41,351)       66,206
                       --------------  -----------
                         $   207,797   $   500,578
                       ==============  ===========

__________________________
  /1/   The Company's two largest clients accounted for 12.2% and 11.7% of the
  Company's reseller sales for the period ended March 31, 2001.

  /2/   Since all general and administrative expenses have not been allocated to the reseller sales segment, this may not be comparable to other companies.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations

Certain statements contained in this Form 10-Q, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not related to historical results, including statements relating to working capital, costs of setting up new branch offices, profitability of branch offices, and the effect of liability, if any, imposed on the Company by the Department of Labor and Internal Revenue Service are forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, without limitation, the Company's ability to recruit and retain qualified technical professionals; identify, acquire and integrate suitable acquisition candidates; obtain sufficient working capital to support such growth; compete successfully with existing and future competitors; the ability of new branch offices to achieve profitability and other factors described in this Form 10-Q and in the Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

     OVERVIEW

     Technisource provides a wide range of technology services to a growing client base that includes many Fortune 500 corporations. The Company's services range from information technology staffing, provided through 33 branch offices in the United States and Canada, to the configuration, procurement and installation of computer hardware and software systems.

     For the five calendar years through 2000, the Company's revenues grew at a compounded annual rate of 39.2%. During this period revenues increased from $29.1 million in 1995 to $152.5 million in 2000 with billable professionals increasing from 320 at the end of 1995 to 1386 at the end of 2000. At March 31, 2001, the Company had 1332 billable professionals. In 2000, 91.8% of total revenue was generated from Technology Services and 8.2% from the resale of hardware and software. For the first three months of 2001, 96.4% of revenue came from professional services and 3.6% from reseller sales.

     The Company's clients utilizing technology professionals are typically invoiced and the professionals paid on a weekly basis, with the Company recognizing revenue as the services are performed. Revenues from reseller sales are recognized when the title to the products passes to the customer, with invoicing occurring on a weekly basis.

     The Company's most significant cost is the personnel expense for billable professionals, which consists primarily of salaries and benefits. To date, the Company has generally been able

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2 Managements's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

to maintain gross profit margin by offsetting increases in professional salaries and benefits with increases in the billing rates charged to clients. There can be no assurance, however, that the Company will be able to continue maintaining margin in this way.

     The number of sales, recruiting and training professionals employed by the Company decreased from 212 at December 31, 2000 to 205 at March 31, 2001. For the same period, the number of general and administrative personnel increased from 145 to 150.

     Since the Company's inception on March 25, 1987, the Company has increased the number of billable professionals it deploys through the development, refinement and replication of Development Triangles. Each Development Triangle is typically comprised of one Account Manager, two recruiters and a group of billable technology professionals. The number of Development Triangles grew from 17 at December 31, 1996 to 77 at December 31, 2000. Although the Company's operating margins may be adversely affected during periods following large increases in the number of Development Triangles, the Company's initial investment in infrastructure is leveraged as Development Triangles mature and the sales and recruiting personnel achieve greater levels of productivity. Fifteen of the 78 Development Triangles at March 31, 2001 were developed through acquisition, which reduces the length of time to maturity.

     The Company anticipates that each new branch office will require an investment of about $150,000 to open the office and fund operating losses until the office achieves profitability, which generally takes 10 to 12 months. The Company expenses the costs of opening a new office as incurred. There can be no assurance that new Development Triangles or branch offices will be profitable within projected time frames or at all. Four of the 33 branch offices were acquired through the acquisitions of MDS Consulting, PRISM, and several of Broadreach Consulting's staffing offices.

     The Company's reseller products range from personal computers and personal computing software to sophisticated computer network hardware and software. To further its reseller efforts, the Company often assists its customers with the selection, the configuration and the installation of the systems purchased. The Company generally recognizes reseller revenue at the time the product is received by the customer. In instances where the product is shipped directly to the customer from the Company's vendor, the Company never takes title to the product and the revenue is recorded as commission revenue, net of related costs. The Company's reseller sales experience a range of gross profit margins depending on the size of the sale, the sophistication of the hardware and software, and the level of assistance provided to the customer in selecting, configuring, and installing the products. In 2000, total reseller sales and commissions were $12.6 million with a gross profit of $2.96 million. For the quarter ended March 31, 2001, total reseller sales and commissions were $1.44 million, with gross profit of $401,132.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  The following table sets forth, for the periods indicated, the percentage of revenues for certain items reflected in the Company's statements of income:

                                                       Three months ended
                                                       ------------------
                                                           March 31,
                                                           --------
                                                    2001            2000
                                                    ----            ----

Technology Services Revenues                        96.4%           96.7%
Reseller Revenues                                    3.6             3.3
   Total Revenues                                  100.0           100.0
Cost of Revenues
Technology Services Cost of Revenues                73.7            72.1
Reseller Costs of Revenues                           2.6             1.8
                                                   -----           -----
Gross profit                                        23.7            26.1
Selling, general and administrative expenses        23.1            25.1
                                                   -----           -----
Operating income                                     0.6             1.0
Interest and other incomes                           0.0             0.7
Interest expense                                    (0.1)           (0.1)
                                                   -----           -----
Income before income taxes                           0.5             1.6
Income taxes                                         0.2             0.7
                                                   -----           -----
Net Income                                           0.3%            0.9%
                                                   =====           =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS
ENDED MARCH 31, 2000

  Revenues

  Technology Services. The Company's Technology Services revenues increased to $38.9 million for the three months ended March 31, 2001 from $30.0 million for the same period in 2000, a 29.8% increase. Growth in the first quarter came from an increase in the number of billable Technology Services professionals and an increase in the average hourly bill rate per professional. Both of these growth factors were positively influenced as a result of the four acquisitions completed in 2000. Revenue from acquisitions for the period ended March 31, 2001 totaled $5.0 million, approximately 12.8% of total Technology Services revenue. The total number of client divisions and business units billed for Technology Services increased to 621 in the three months ended March 31, 2001, from 497 in the three months ended March 31, 2000. The number of Technology Services professionals working for the Company increased to 1,332 as of March 31, 2001 from 1,221 as of March 31, 2000.

  Reseller. The Company's Reseller revenues increased to $1.4 million for the three months ended March 31, 2001 from $1.0 million for the same period in 2000. Product shipped directly to customers from the Company's vendors is recorded as commission revenue and, as such, is net of related costs, since the Company never takes title to the product. For the three months ended March 31, 2001, $1.4 million of product was shipped directly to customers resulting in $209,960 of commission revenue compared to $363,160 of commission revenue for the same period in 2000 on direct shipments of $2.4 million. The total number of Reseller customers served increased to 182 in the 2001 period from 143 in 2000.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  Gross Profit

  Technology Services. The Company's Technology Services cost of revenues consists primarily of salaries, benefits and expenses for the Company's Technology Services professionals and other direct costs associated with providing services to clients. Gross profit increased 20.2% to $9.2 million for the three months ended March 31, 2001 from $7.7 million for the same period in 2000. As a percentage of services revenue, gross profit decreased to 23.6% in the first quarter of 2001 compared to 25.5% for the three months ended March 31, 2000. The increase in gross profit is attributable to higher sales, as competitive market conditions in 2001 made cost increases more difficult to pass along to customers. The Technology Services' utilization rate for professionals, which is the percentage of hours billed to hours paid, was 98.6% for the three months ended March 31, 2001 compared to 97.7% for the three months ended March 31, 2000.

  Reseller. The Company's Reseller cost of revenues consists primarily of the direct costs associated with the products provided to the customers. Gross profit, exclusive of reseller commissions, increased to $191,172 for the three months ended March 31, 2001 from $101,753 for the three months ended March 31, 2000. As a percentage of reseller revenues, gross profit increased to 15.5% in the first quarter of 2001 from 15.1% for the same period in 2000 with an increase in the mix of higher margin network hardware and software sold. For the three months ended March 31, 2001 and March 31, 2000, $1.4 million and $2.4 million, respectively, was shipped directly to customers, resulting in commission revenue. Reseller commission revenue decreased 42.2% to $209,960 from $363,160.

  Selling, General and Administrative Expenses

  Technology Services. Technology Services selling, general and administrative expenses consist primarily of costs associated with the Technology Services sales and marketing efforts, human resources and recruiting departments, administration, training and facilities. Technology Services selling, general and administrative expenses increased 20.9% to $9.0 million for the three months ended March 31, 2001 from $7.4 million for the three months ended March 31, 2000. Salary and employment expenses increased 34.2% quarter over quarter. As a percentage of revenues, selling, general and administrative expenses decreased to 23.1% in the first quarter of 2001 compared to 24.8% for the same period of 2000.

  Reseller. Reseller selling, general and administrative expenses consist primarily of costs associated with the Reseller sales and marketing efforts, human resources and sales departments, administration and facilities. Reseller selling, general and administrative expenses increased to $355,646 for the quarter ended March 31, 2001 from $340,090 for the quarter ended March 31, 2000. As a percentage of revenues, selling, general and administrative expenses was 13.8% for the first quarter of 2001 compared to 11.0% in the same period of 2000.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  Net Interest Income/Expense

  Net interest expense was $27,904 for the three months ended March 31, 2001, as compared to net interest income of $174,958 for the three months ended March 31, 2000. The change is primarily attributable to the decrease in cash balances between the two quarters following investments in acquisitions and working capital. As of March 31, 2001, there were no borrowings against the Company's line of credit.

  Income Taxes

  Income taxes for the three months ended March 31, 2001 reflect a 46.2% effective income tax rate compared to the tax rate of 42.0% for the same period of 2000. The increase in the tax rate occurred due to an increase in state taxes and to an increase in permanently non-deductible items, primarily a portion of per diem for billable professionals.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of liquidity have been cash flow from operations and borrowing availability under its $25 million bank line of credit. Cash and cash equivalents and working capital approximated $2.8 million and $28.4 million, respectively, as of March 31, 2001. In addition, the Company's entire line of credit, which expires January 31, 2002, was available at that time.

  Net cash provided by operating activities was approximately $5.3 million for the three-month period ended March 31, 2001, as compared to $4.5 million used by operations during the three-month period ended March 31, 2000. The increase in cash provided by operations is primarily due to a decrease in accounts receivable of approximately $5.9.

  Net cash used in investing activities was $318,729 during the three-month period ended March 31, 2001 as compared to $4.7 million during the three months ended March 31, 2000. The higher cash used in 2000 investing activities resulted from the acquisitions of MDS Consulting Services, Inc. in Hartford, Connecticut and PRISM Group, LLC and PRISM Group Consulting, LLC in San Francisco, California, and certain assets of Broadreach Consulting, Inc.

  For the three-month period ended March 31, 2001, net cash used in financing activities was $2.6 million as compared to $3.7 million provided by financing activities for the three-month period ended March 31, 2000. The change in cash flow from financing activities is primarily related to the repayment of notes payable and the decrease in the bank overdraft at December 31, 2000, compared to a $3.5 million drawdown on the Company's line of credit in the first quarter of 2000 to fund acquisitions.

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

  On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of March 31, 2001, the Company has repurchased 167,400 shares of its common stock at an aggregate cost to the Company of $477,095.

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

(b) Current Reports on Form 8-K

       There were no reports filed on Form 8-K during the quarter ended March 31, 2001.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TECHNISOURCE, INC.


Dated: May 15, 2001

                                   By: /s/ James F. Robertson
                                      ------------------------------------------
                                       James F. Robertson
                                       President,
                                       Chief Operating Officer



Dated: May 15, 2001
                                   By: /s/ Andrew C. Hill
                                      ------------------------------------------
                                       Andrew C. Hill
                                       Executive Vice President
                                       Chief Financial Officer