Form 10-Q
period 2001-06-30
TECHNISOURCE INC
filed 2001-08-14
CIK 1059920

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ___________________

                                   FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001.

                                      or

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from  _______________ to  _______________

     Commission File Number:   000-24391

                              TECHNISOURCE, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   FLORIDA                                     59-2786227
 -----------------------------------------------        ------------------------
  (State or other jurisdiction of incorporation             (I.R.S. Employer
                or organization)                         Identification Number)

       1901 W. CYPRESS CREEK ROAD, SUITE 200, FORT LAUDERDALE, FL   33309
 -------------------------------------------------------------------------------
            (Address of principal executive offices)              (Zip Code)

                                (954) 493-8601
           --------------------------------------------------------
             (Registrant's telephone number, including area code)


_______________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of common stock as of June 30, 2001 was 10,179,000.

                                     INDEX

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
                                                                                                                   Page
                                                                                                                   ----
           Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
           and December 31, 2000                                                                                     1

           Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30,
           2001 (Unaudited) and 2000 (Unaudited)                                                                     2

           Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June
           30, 2001 (Unaudited) and 2000 (Unaudited)                                                                 3

           Notes to Condensed Consolidated Financial Statements (Unaudited)                                        4-9

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                                  10-16

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                               17

PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders                                                      18

  Item 5.  Recently Issued Accounting Standards                                                                     19

  Item 6.  Exhibits and Reports on Form 8-K                                                                         20

  Signatures                                                                                                        21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      TECHNISOURCE, INC. AND SUBSIDIARIES


                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,          December 31,
                                                                                 2001                2000
                                                                            ---------------     --------------
                                                                              (unaudited)
                                                                            ---------------     --------------
                                       ASSETS
Current assets:
    Cash and cash equivalents                                                $    4,718,115      $     511,545
    Trade accounts receivable, less allowance for doubtful
      accounts of $1,463,913 and $1,633,714 as of June 30, 2001
      and December 31, 2000, respectively                                        29,363,107         36,445,074
    Due from shareholders and employees                                             383,493            235,946
    Prepaid expenses and other current assets                                     1,037,968            657,908
    Prepaid income taxes                                                            653,199            107,490
    Deferred tax asset, current                                                     653,135            653,135
                                                                            ---------------     --------------
        Total current assets                                                     36,809,017         38,611,098
Property and equipment, net                                                       2,024,480          2,243,197
Other assets                                                                        186,400            199,927
Intangible assets, net                                                            7,573,714          7,969,158
Deferred tax asset, noncurrent                                                      188,655            188,655
                                                                            ---------------     --------------

        Total assets                                                         $   46,782,266      $  49,212,035
                                                                            ===============     ==============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $    2,382,875      $   1,120,887
    Other current liabilities                                                     5,128,673          8,291,980
    Note payable                                                                          -          1,000,000
                                                                            ---------------     --------------
        Total current liabilities                                                 7,511,548         10,412,867
Shareholders' equity:
    Common stock, $0.01 par value, 50,000,000 shares authorized,
     10,360,000 issued as of June 30, 2001
     and December 31, 2000, respectively                                            103,850            103,850
    Additional paid-in capital                                                   30,369,723         30,307,916
    Retained earnings                                                             9,330,658          8,768,683
    Less: Treasury stock, 206,000 and 111,600 shares as of
     June 30, 2001 and December 31, 2000, respectively                             (533,513)          (381,281)
                                                                            ---------------     --------------
        Total shareholders' equity                                               39,270,718         38,799,168

                                                                            ---------------     --------------
        Total liabilities and shareholders' equity                           $   46,782,266      $  49,212,035
                                                                            ===============     ==============

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      TECHNISOURCE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                   Three Months Ended June 30,                 Six Months Ended June 30,
                                             ----------------------------------------   ----------------------------------------
                                                    2001                 2000                  2001                 2000
                                             -------------------  -------------------   -------------------  -------------------
Revenues
           Technology Services                     $ 35,641,226         $ 34,640,002          $ 74,634,355         $ 64,687,752
           Reseller Sales                             2,197,996            1,882,554             3,430,039            2,557,456
           Hardware Commissions                         412,714              370,275               622,674              733,435
                                                   ------------         ------------          ------------         ------------
                                                     38,251,936           36,892,831            78,687,068           67,978,643
Cost of revenues
           Technology Services                       26,692,629           24,771,743            56,492,078           47,169,012
           Reseller Sales                             1,838,095            1,608,560             2,878,966            2,181,709
                                                   ------------         ------------          ------------         ------------
                                                     28,530,724           26,380,303            59,371,044           49,350,721

           Gross profit                               9,721,212           10,512,528            19,316,024           18,627,922

Selling, general and
   administrative expenses                            8,931,717            9,463,561            18,290,828           17,253,335
                                                   ------------         ------------          ------------         ------------

           Operating income                             789,495            1,048,967             1,025,196            1,374,587

Other income (expense):
      Interest and other income                          60,266              186,422                77,790              410,557
      Interest expense                                  (16,186)            (125,569)              (61,614)            (174,746)
                                                   ------------         ------------          ------------         ------------

           Income before taxes                          833,575            1,109,820             1,041,372            1,610,398

Provision for income taxes                              383,447              465,901               479,397              676,369
                                                   ------------         ------------          ------------         ------------

           Net income                              $    450,128         $    643,919          $    561,975         $    934,029
                                                   ============         ============          ============         ============

      Net income per share - basic                 $       0.04         $       0.06          $       0.05         $       0.09
                                                   ============         ============          ============         ============
      Net income per share - diluted               $       0.04         $       0.06          $       0.05         $       0.09
                                                   ============         ============          ============         ============


      Weighted average common shares
         outstanding - basic                         10,202,469           10,342,138            10,227,696           10,350,707
                                                   ============         ============          ============         ============
      Weighted average common shares
         outstanding - diluted                       10,312,883           10,474,165            10,340,227           10,496,388
                                                   ============         ============          ============         ============

See accompanying notes to condensed consolidated financial statements.

                      TECHNISORCE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                  Six Months Ended June 30,
                                                                                           --------------------------------------
                                                                                               2001                      2000
                                                                                           ------------              ------------
Cash flows from operating activities:
       Net income                                                                            $ 561,975                $  934,029
       Adjustment to reconcile net income to net cash provided
       by (used in) operating activities:
           Depreciation and amortization                                                       991,887                   712,261
           Deferred compensation                                                                61,807                    64,584
           Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                                     7,081,967                (8,564,504)
              Increase in note receivable                                                            -                    (1,188)
              Increase in due from shareholders and employees                                 (147,547)                  (14,927)
              Decrease (increase) in prepaid expenses and other assets                        (366,533)                  153,748
              Increase in prepaid income taxes                                                (545,709)                 (902,022)
              Increase in accounts payable                                                   1,261,988                   476,519
              Increase (decrease) in other current liabilities                              (1,628,236)                1,615,971
                                                                                           ------------              ------------
Net cash provided by (used in) operating activities                                          7,271,599                (5,525,529)

Cash flows from investing activities:
       Purchases of property and equipment                                                    (380,909)                 (686,398)
       Acquisitions of businesses, net of cash acquired                                              -                (5,716,896)
                                                                                           ------------              ------------
Net cash used in investing activities                                                         (380,909)               (6,403,294)
                                                                                           ------------              ------------

Cash flows from financing activities:
       Borrowings on line of credit                                                                  -                 3,750,000
       Repayment of notes payable                                                           (1,000,000)                        -
       Purchase of treasury stock                                                             (152,232)                 (132,144)
       Issuance of note receivable                                                                   -                  (150,000)
       Decrease in overdraft                                                                (1,531,888)                        -
                                                                                           ------------              ------------
Net cash (used in) provided by financing activities                                         (2,684,120)                3,467,856
                                                                                           ------------              ------------

Net increase (decrease) in cash and cash equivalents                                         4,206,570                (8,460,967)

Cash and cash equivalents, beginning of period                                                 511,545                17,353,780
                                                                                           ------------              ------------

Cash and cash equivalents, end of period                                                   $ 4,718,115               $ 8,892,813
                                                                                           ============              ============

Supplemental disclosure of cash flow information:
       Interest paid                                                                       $    65,260               $   363,775
                                                                                           ============              ============
       Income taxes paid                                                                   $ 1,025,106               $ 1,578,391
                                                                                           ============              ============

Supplemental disclosure of MDS consulting acquisition:
       Total purchase price                                                                                          $   932,567
       Less:
                 Fixed asset valuation                                                                                   (10,786)
                 Other asset valuation                                                                                    (3,355)
                                                                                                                     ------------
       Amount included in goodwill                                                                                       918,426
                                                                                                                     ============

Supplemental disclosure of PRISM acquisition:
       Total purchase price                                                                                          $ 4,584,329
       Less:
                 Accounts receivable valuation                                                                        (1,595,317)
                 Fixed asset valuation                                                                                   (36,369)
                 Prepaid expenses and other assets valuation                                                             (71,100)
       Add:
                 Accounts payable valuation                                                                              302,251
                 Accrued liabilities valuation                                                                         1,217,478
                                                                                                                     ------------
       Amount included in goodwill                                                                                   $ 4,401,272
                                                                                                                     ============

Supplemental disclosure of Broadreach acquisition:
       Total purchase price                                                                                          $ 1,200,000
       Less:
                 Fixed asset valuation                                                                                   (57,480)
                 Deposits                                                                                                 (3,239)
                 Other intangible asset valuation                                                                       (100,000)
                                                                                                                     ------------
       Amount included in goodwill                                                                                   $ 1,039,281
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

                      TECHNISOURCE, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   General

     Organization and Description of Business

     The accompanying condensed consolidated financial statements include Technisource, Inc and its wholly owned subsidiaries (the "Company"). The subsidiaries include TSRC.net, Inc., Technisource Hardware, Inc., TSRC of Florida, Inc., Technisource LLC, TSRC-BR Corporation, Technisource (Mauritius) Limited, and former subsidiaries, Technisource of Florida, Inc., DFI Acquisition Corporation and Technisource Midwest, Inc.

     The Company is primarily an information technology ("IT") services and consulting firm, providing technology services professionals principally on a time and materials basis to organizations with complex IT needs. As of June 30, 2001 the Company had 36 branch office locations.

     Interim Financial Data

     The interim financial data as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial reporting purposes and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position, results of operation and cash flows of the Company for the periods indicated. Results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Financial Statements and the notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-K.

2.   Acquisitions

     Acquisition of MDS Consulting Services, Inc.

     On February 18, 2000, the Company, through a wholly owned subsidiary, completed the acquisition of the assets of MDS Consulting Services, Inc., an IT services company, for approximately $800,000 in cash plus acquisition fees. Up to an additional $975,000 cash consideration may be paid in the form of an earn-out payable over three years based on certain specified criteria. The Company paid $60,000 related to the achievement of year one goals. The transaction was accounted for under the purchase method of accounting.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Acquisition of PRISM Group Consulting, LLC and PRISM Group, LLC

     On March 1, 2000, the Company acquired substantially all of the assets and certain liabilities of PRISM Group Consulting, LLC and PRISM Group, LLC, IT services companies, for approximately $4,770,000 cash and a promissory note in the amount of $1,000,000, which matured and was paid on February 28, 2001. In connection with the acquisition, the Company utilized $3,750,000 of the bank line of credit (Note 5). The transaction was accounted for under the purchase method of accounting. The pro forma results of operations assuming the acquisition occurred on January 1, 2000 are as follows:

                                                   Six months
                                                      ended
                                                  June 30, 2000
                                                 ---------------

            Revenue                               $  69,677,201
            Net Income                            $     921,212
            Net Income per share - basic          $        0.09
            Net Income per share - diluted        $        0.09


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

3.   Summary of Significant Accounting Policies

     Intangible Assets, Net

     Intangible assets represent the excess of the purchase price over the fair value of acquired tangible net assets for the acquisitions of PRISM Group Consulting, LLC, PRISM Group, LLC, MDS Consulting Services, Inc., and Broadreach Consulting, Inc. Intangible assets are allocated between identifiable intangible assets such as noncompete agreements that are amortized on a straight-line basis over three to five years and to goodwill, which is being amortized on a straight-line basis over fifteen years. See Item 5 regarding recently issued accounting standards relating to business combinations and intangible assets.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Revenue Recognition

     The Company generally recognizes services revenue at the time services are performed. Product and related service revenue is generally recognized when title to the product passes to the customer. However, when the Company does not take title to the product, revenue is recognized as commission revenue, net of related costs, when title to the product passes to the customer.

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

     The Company provides technology services to customers located in the United States and Canada. The Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and the cyclical and economic factors that could have an impact on those industries. Five customers accounted for 31% of the accounts receivable balance at June 30, 2001. Two customers accounted for approximately 12% and 18% of Technology Services revenue for the six months ended June 30, 2001 and year ended December 31, 2000, respectively. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Additionally, the Company maintained approximately $4.6 million at June 30, 2001 in one financial institution, which is in excess of the FDIC insured limits.

4.   Contingent Liabilities

     The Company is currently undergoing a review by the Department of Labor and an audit by the Internal Revenue Service. Although the outcome and effect on the Company's results of operations and financial position cannot yet be determined, management believes neither one will have an adverse material effect.

5.   Line of Credit

     On March 9, 1999, the Company established a line of credit with a bank that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Interest is payable monthly at a variable rate of LIBOR plus 1.4%. The line of credit expires January 31, 2002. There were no borrowings against the line of credit as of June 30, 2001.

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


                                             Three months ended                       Six months ended
                                                  June 30,                                June 30,
                                         2001                2000                2001                2000
                                    ---------------     ---------------     ---------------     ---------------
    Basic:
    Weighted average common
    shares outstanding                   10,202,469          10,342,138          10,227,696          10,350,707
                                    ===============     ===============     ===============     ===============
    Diluted:
    Weighted average common
    shares outstanding                   10,202,469          10,342,138          10,227,696          10,350,707
    Dilutive effect of options              110,414             132,027             112,531             145,681
                                    ---------------     ---------------     ---------------     ---------------
         Total                           10,312,883          10,474,165          10,340,227          10,496,388
                                    ===============     ===============     ===============     ===============



7.  Stock Repurchase Plan

    On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of June 30, 2001, the Company had repurchased 206,000 shares of its common stock at an aggregate cost to the Company of $533,513.

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

                                  Three months ended                       Six months ended
                                       June 30,                                June 30,
                                    2001                2000                2001                2000
                        ----------------    ----------------    ----------------    ----------------
Revenues/1/
  Technology Services        $35,641,226         $34,640,002         $74,634,355         $64,687,752
  Reseller Sales and
    Commissions                2,610,710           2,252,829           4,052,713           3,290,891
                        ----------------    ----------------    ----------------    ----------------
                             $38,251,936         $36,892,831         $78,687,068         $67,978,643
                        ================    ================    ================    ================


Income (Loss) Before
 Income Taxes/2/
  Technology Services        $   702,005         $   997,101         $   951,153         $ 1,431,473
  Reseller Sales and
    Commissions                  131,570             112,719              90,219             178,925
                        ----------------    ----------------    ----------------    ----------------
                             $   833,575         $ 1,109,820         $ 1,041,372         $ 1,610,398
                        ================    ================    ================    ================

9.  Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their


______________

/1/ The Company's two largest clients accounted for 20.2% and 12.6% of the Company's reseller sales for the six-month period ended June 30, 2001.

/2/ Since all general and administrative expenses have not been allocated to the reseller sales segment, this may not be comparable to other companies.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $7.0 million and unamortized identifiable intangible assets in the amount of $220,308, all of which will be subject to the transition provisions of Statements 141 and 142. Amortized expense related to goodwill was approximately $427,000 and $285,000 for the year ended December 31, 2000 and the six (6) months ended June 30, 2001, respectively. The impact of adopting these Statements, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle, cannot reasonably be estimated at the date of this report because of the extensive effort needed to comply with their adoption.

    In July 2001 the FASB issued Statement No. 143, Standard on Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

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

    OVERVIEW

    Technisource provides a wide range of technology services to a growing client base that includes many Fortune 500 corporations. The Company's services range from information technology staffing, provided through 36 branch offices in the United States, Canada and India, to the configuration, procurement and installation of computer hardware and software systems.

    For the five calendar years through 2000, the Company's revenues grew at a compounded annual rate of 39.2%. During this period, revenues increased from $29.1 million in 1995 to $152.5 million in 2000 with billable professionals increasing from 320 at the end of 1995 to 1386 at the end of 2000. At June 30, 2001, the Company had 1162 billable professionals. In 2000, 91.8% of total revenue was generated from Technology Services and 8.2% from the resale of hardware and software. For the first six months of 2001, 94.8% of revenue came from professional services and 5.2% from reseller sales.

    The Company's clients utilizing technology professionals are typically invoiced and the professionals paid on a weekly basis, with the Company recognizing revenue as the services are performed. Revenues from reseller sales are recognized when the title to the products passes to the customer, with invoicing occurring on a weekly basis.

    The Company's most significant cost is the personnel expense for billable professionals, which consists primarily of salaries and benefits. Year to date, the Company has generally been

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

able to maintain gross profit margin by offsetting increases in professional salaries and benefits with increases in the billing rates charged to clients. There can be no assurance, however, that the Company will be able to continue maintaining margin in this way.

    The number of sales, recruiting and training professionals employed by the Company decreased from 212 at December 31, 2000 to 201 at June 30, 2001. During the same period, the number of general and administrative personnel decreased from 145 to 126.

    The Company deploys billable professionals through the development, refinement and replication of Development Triangles. Each Development Triangle is typically comprised of one Account Manager, two recruiters and a group of billable technology professionals. The number of Development Triangles grew from 17 at December 31, 1996 to 77 at December 31, 2000. Although the Company's operating margins may be adversely affected during periods following large increases in the number of Development Triangles, the Company's initial investment in infrastructure is leveraged as Development Triangles mature and the sales and recruiting personnel achieve greater levels of productivity.

    The Company anticipates that each new branch office will require an investment of about $150,000 to open the office and fund operating losses until the office achieves profitability, which generally takes 10 to 12 months. The Company expenses the costs of opening a new office as incurred. There can be no assurance that new Development Triangles or branch offices will be profitable within projected time frames or at all. Four of the 36 branch offices were acquired through the acquisitions of MDS Consulting, PRISM, and several of Broadreach Consulting's staffing offices.

    The Company's reseller products range from personal computers and personal computing software to sophisticated computer network hardware and software. To further its reseller efforts, the Company often assists its customers with the selection, the configuration and the installation of the systems purchased. The Company generally recognizes reseller revenue at the time title to the product passes to the customer. In instances where the product is shipped directly to the customer from the Company's vendor, the Company never takes title to the product and the revenue is recorded as commission revenue, net of related costs. The Company's reseller sales experience a range of gross profit margins depending on the size of the sale, the sophistication of the hardware and software, and the level of assistance provided to the customer in selecting, configuring, and installing the products. In 2000, total reseller sales and commissions were $12.6 million with a gross profit of $2.96 million. For the quarter ended June 30, 2001, total reseller sales and commissions were $2.6 million, with gross profit of $772,615.

                      TECHNISOURCE, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


    The following table sets forth, for the periods indicated, the percentage of revenues for certain items reflected in the Company's statements of income:


                                                         Three months ended                          Six months ended
                                                              June 30,                                   June 30,
                                             -----------------------------------           ----------------------------------
                                                2001                   2000                    2001                   2000
                                             -----------           ------------            -----------            -----------
Technology Services Revenues                        93.1%                  93.9%                  94.8%                  95.2%
Reseller Revenues                                    6.9                    6.1                    5.2                    4.8
                                             ------------           -----------            -----------            -----------
     Total Revenues                                100.0                  100.0                  100.0                  100.0
Cost of Revenues
Technology Services Cost of Revenues                69.8                   67.1                   71.8                   69.4
Reseller Costs of Revenues                           4.8                    4.4                    3.7                    3.2
                                             ------------           -----------            -----------            -----------

Gross profit                                        25.4                   28.5                   24.5                   27.4
Selling, general and administrative expenses        23.4                   25.7                   23.3                   25.4
                                             ------------           -----------            -----------            -----------
Operating income                                     2.1                    2.8                    1.3                    2.0
Interest and other incomes                           0.2                    0.5                    0.1                    0.6
Interest expense                                    (0.1)                  (0.3)                  (0.1)                  (0.2)
                                             ------------           -----------            -----------            -----------
Income before income taxes                           2.2                    3.0                    1.3                    2.4
Income taxes                                         1.0                    1.3                    0.6                    1.0
                                             ------------           -----------            -----------            -----------
Net Income                                           1.2%                   1.7%                   0.7%                   1.4%
                                             ============           ===========            ===========            ===========



THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

    Revenues

    Technology Services. The Company's Technology Services revenues for the three months ended June 30, 2001 increased 2.9% to $35.6 million from $34.6 million for the same period in 2000. Growth in the second quarter came primarily from acquisitions and an increase in the average hourly bill rate per professional. Revenue from acquisitions for the three months ended June 30, 2001 totaled $5.0 million, approximately 13.9% of total Technology Services revenue. The total number of client divisions and business units billed for Technology Services was 517 in the three months ended June 30, 2001, compared to 580 in the three months ended June 30, 2000. The number of Technology Services professionals working for the Company was 1,162 and 1,258, respectively, as of June 30, 2001 and June 30, 2000.

    Reseller. The Company's Reseller revenues increased to $2.6 million for the three months ended June 30, 2001 from $2.3 million for the same period in 2000. Product shipped directly to customers from the Company's vendors is recorded as commission revenue and, as such, is net of related costs, since the Company never takes title to the product. For the three months ended June 30, 2001, $2.6 million of product was shipped directly to customers resulting in $412,714 of commission revenue compared to $370,275 of commission revenue for the same period in 2000 on direct shipments of $2.2 million. The total number of Reseller customers served increased to 172 in the 2001 period from 169 in 2000.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Gross Profit

     Technology Services. The Company's Technology Services cost of revenues consists primarily of salaries, benefits and expenses for the Company's Technology Services professionals and other direct costs associated with providing services to clients. Gross profit decreased 9.3% to $8.9 million for the three months ended June 30, 2001 from $9.9 million for the same period in 2000. As a percentage of services revenue, gross profit decreased to 25.1% in the second quarter of 2001 compared to 28.5% for the three months ended June 30, 2000. The decrease in gross profit is attributable to changes in the mix of technology services provided. Competitive market conditions in 2001 have also made cost increases more difficult to pass along to customers. The Technology Services' utilization rate for professionals, which is the percentage of hours billed to hours paid, was 96.3% for the three months ended June 30, 2001 compared to 98.9% for the three months ended June 30, 2000. This charge is related to a shift in the mix of hourly and salaried professionals.

     Reseller. The Company's Reseller cost of revenues consists primarily of the direct costs associated with the products provided to the customers. Gross profit, exclusive of reseller commissions, increased to $359,901 for the three months ended June 30, 2001 from $273,994 for the three months ended June 30, 2000. As a percentage of reseller revenues, gross profit increased to 16.4% in the second quarter of 2001 from 14.6% for the same period in 2000 with an increase in the mix of higher margin network hardware and software sold. For both three-month periods ended June 30, 2001 and June 30, 2000, $2.6 million was shipped directly to customers, resulting in commission revenue. Reseller commission revenue increased 11.5% to $412,714 from $370,275.

     Selling, General and Administrative Expenses

     Technology Services. Technology Services selling, general and administrative expenses consist primarily of costs associated with the Technology Services sales and marketing efforts, human resources and recruiting departments, administration, training and facilities. Technology Services selling, general and administrative expenses decreased 7.5% to $8.4 million for the three months ended June 30, 2001 from $9.0 million for the three months ended June 30, 2000. Salary and employment expenses decreased 9.9% quarter over quarter. The decrease is primarily attributable to a reduction in personnel. As a percentage of revenues, selling, general and administrative expenses decreased to 23.5% in the second quarter of 2001 compared to 26.1% for the same period of 2000.

     Reseller. Reseller selling, general and administrative expenses consist primarily of costs associated with the Reseller sales and marketing efforts, human resources and sales departments, administration and facilities. Reseller selling, general and administrative expenses increased to $564,528 for the quarter ended June 30, 2001 from $418,699 for the quarter ended June 30, 2000. As a percentage of revenues, selling, general and administrative expenses were 21.6% for the second quarter of 2001 compared to 18.6% in the same period of 2000.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Net Interest Income/Expense

     Net interest income was $44,080 for the three months ended June 30, 2001, compared to net interest income of $60,853 for the three months ended June 30, 2000. The change is primarily attributable to the decrease in cash balances between the two quarters following investments in acquisitions and working capital. As of June 30, 2001, there were no borrowings against the Company's line of credit.

     Income Taxes

     Income taxes for the three months ended June 30, 2001 reflect a 46% effective income tax rate compared to the tax rate of 42.0% for the same period of 2000. The increase in the tax rate occurred due to an increase in revenues in higher tax rate states and to an increase in permanently non-deductible items, primarily a portion of per diem for billable professionals.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Revenues

     Technology Services. The Company's Technology Services revenues represent approximately 94.8% of total revenues for the six months ended June 30, 2001. Revenues increased $9.9 million or 15.4%, to $74.6 million for the six months ended June 30, 2001, compared to $64.7 million for the six months ended June 30, 2000. This increase resulted primarily from acquisitions completed in 2000, and to a lesser extent, increased sales in existing offices. Revenues from acquisitions total $9.9 million for the 2001 period compared to $4.9 million for the same period in 2000.

     Reseller. The Company's Reseller revenues represent approximately 5.2% of the total revenues for the six months ended June 30, 2001. Reseller revenue increased 23.2% to $4.0 million for the six months ended June 30, 2001 as compared to $3.3 million for the six months ended June 30, 2000. The increase in revenue is primarily due to increased sales to several existing customers.

     Gross Profit

     Technology Services. Gross profit increased $623,537, or 3.6%, to $18.1 million, for the six months ended June 30, 2001, compared to $17.5 million for the six months ended June 30, 2000. While total gross margin grew the percent of sales decreased from 27.1% to 24.3% between periods. Changes in the mix of services provided to customers and a more competitive market environment explain the change.

     Reseller. The Company's Reseller gross profit, exclusive of reseller commissions, increased to $551,073 in the first half of 2001 from $375,747 in the same period of 2000. As a percentage of reseller revenues, gross profit increased to 16.1% for the six months ended June 30, 2001 from

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

14.7% for the same period in 2000. The amount of commission revenue recognized decreased 15.1% to $622,674 from $733,435 for the first six months of 2000.

     Selling, General and Administrative Expenses

     Technology Services. Selling, general and administrative expenses increased $876,079 or 5.5%, to $17.4 million for the six months ended June 30, 2001, as compared to $16.5 million for six months ended June 30, 2000. The absolute increase is related to higher personnel costs associated with the increase in sales efforts. As a percent of sales, selling, general and administrative expenses improved 2.3 percentage points between the two periods to 23.3%.

     Reseller. Reseller selling, general and administrative expenses increased 21.3% to $920,178 for the six months ended June 30, 2001 as compared to $758,789 for the same period in 2000. This increase in expense is related to the increase in sales efforts. As a percentage of revenues, selling, general and administrative expenses decreased to 22.7% for the six months ended June 30, 2001 from 23.1% in the same period of 2000.

     Net Interest Income

     Net interest income was $16,176 for the six months ended June 30, 2001, compared to $235,811 for the six months ended June 30, 2000. The decrease is attributable to less interest income from lower bank balances of cash following cash payments for acquisitions, interest payable on the line of credit, and interest payable on $1,000,000 note payable related to the acquisition of PRISM Group Consulting, LLC and PRISM Group, LLC.

     Income Taxes

     Income taxes for the three months ended June 30, 2001 reflect a 46% effective income tax rate compared to the tax rate of 42.0% for the same period of 2000. The increase in the tax rate occurred due to an increase in revenues in higher tax rate states and to an increase in permanently non-deductible items, primarily a portion of per diem for billable professionals.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operations and borrowing availability under its $25.0 million bank line of credit. Cash and cash equivalents and working capital approximated $4.7 million and $29.3 million, respectively, as of June 30, 2001. The Company's entire line of credit, of which $15 million may be used for working capital purposes, was available at that time.

     Net cash provided by operating activities was $7.3 million for the six-month period ended June 30, 2001, compared to $5.5 million used by operations during the six-month period ended June 30, 2000. The difference between the two periods is primarily explained by a decrease in accounts receivable of approximately $7.1 million during the first six months of 2001 compared to an $8.6 million increase in accounts receivable during the same 2000 period.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Net cash used in investing activities was $380,909 during the six-month period ended June 30, 2001 as compared to $6.4 million during the six months ended June 30, 2000. Investing activities in the first half of 2000 included the acquisitions of MDS Consulting Services, Inc. in Hartford, Connecticut and PRISM Group, LLC and PRISM Group Consulting, LLC in San Francisco, California, and certain assets of Broadreach Consulting, Inc.

     For the six-month period ended June 30, 2001, net cash of $2.7 million was used in financing activities compared to $3.5 million provided by financing activities for the six-month period ended June 30, 2000. The use of cash in financing activities in 2001 is primarily related to the repayment of notes payable and the elimination of the bank overdraft that existed at December 31, 2000. In the second quarter of 2000, the Company drewdown $3.5 million on its line of credit to fund acquisitions.

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

     On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of June 30, 2001, the Company has repurchased 206,000 shares of its common stock at an aggregate cost to the Company of $533,513.

     The Company anticipates that its primary uses of working capital in future periods will be for the internal development of new offices and services, investments in its management information systems and possible acquisitions. The Company continually reviews and evaluates business opportunities to complement and expand its business. During the first half of 2001, the Company opened offices in Los Angeles, California; Minneapolis, Minnesota; Normal, Illinois; Columbia, Maryland and Bangalore, India.

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

                      TECHNISOURCE, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On May 31, 2001, the Company held its 2001 Annual Meeting of Shareholders in Fort Lauderdale, Florida. Only holders of record of Common Stock on April 2, 2001 (the "Record Date") were entitled to vote at the Annual Meeting. Each holder of record of Common Stock at the close of business on the Record Date was entitled to one vote per share on each matter voted upon by the shareholders at the Annual Meeting. As of the Record Date, there were 10,217,600 outstanding shares of Common Stock.

     The following matters were submitted for a vote by security holders:


Proposal 1:  To elect directors of the Company to serve until the 2002 Annual
             Meeting of Shareholders.

     Set forth below is information regarding shares of Common Stock voted in the election of the directors.

                 Name                          For      Against       Withheld
                 ----                          ---      -------       --------
                 Joseph W. Collard          9,614,875      0           368,591
                 James F. RobertsoN         9,614,875      0           368,591
                 C. Shelton James           9,614,875      0           368,591
                 Paul J. Kinyon             9,614,875      0           368,591
                 H. Scott Barrett           9,383,675      0           599,791

Proposal 2:  To amend the Technisource, Inc. Long-Term Incentive Plan to increase from 2,090,000 to 2,590,000 the number of shares of the Company's Common Stock that may be issued thereunder.

     Set forth below is information regarding shares of Common Stock voted to amend the Technisource, Inc. Long-Term Incentive Plan.

             For              Against           Withheld
             ---              -------           --------

             9,126,585        832,781            24,100

Proposal 3:  To ratify the appointment of the Company's independent certified public accountants for the fiscal year ending December 31, 2001.

     Set forth below is information regarding shares of Common Stock voted to ratify the appointment of KPMG LLP as the Company's independent certified public accountants.

             For              Against           Withheld
             ---              -------           --------

             9,730,397        246,844             6,225

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 5. Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $7.0 million and unamortized identifiable intangible assets in the amount of $220,308, all of which will be subject to the transition provisions of Statements 141 and 142. Amortized expense related to goodwill was approximately $427,000 and $285,000 for the year ended December 31, 2000 and the six (6) months ended June 30, 2001, respectively. The impact of adopting these Statements, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle, cannot reasonably be estimated at the date of this report because of the extensive effort needed to comply with their adoption.

     In July 2001 the FASB issued Statement No. 143, Standard on Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

                      TECHNISOURCE, INC. AND SUBSIDIARIES


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

(b) Current Reports on Form 8-K

           There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

                      TECHNISOURCE, INC. AND SUBSIDIARIES


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TECHNISOURCE, INC.


Dated: August 14, 2001
                                    By:  /s/ James F. Robertson
                                       ---------------------------------------
                                         James F. Robertson
                                         President
                                         Chief Operating Officer



Dated: August 14, 2001
                                    By:  /s/ Andrew C. Hill
                                       ---------------------------------------
                                         Andrew C. Hill
                                         Executive Vice President
                                         Chief Financial Officer