Form 10-Q
period 2001-09-30
TECHNISOURCE INC
filed 2001-11-14
CIK 1059920

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            -----------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to __________________

Commission File Number:   000-24391

                              TECHNISOURCE, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            FLORIDA                                     59-2786227
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

 1901 W. CYPRESS CREEK ROAD, SUITE 200, FORT LAUDERDALE, FL           33309
--------------------------------------------------------------------------------
        (Address of principal executive offices)                    (Zip Code)


                                (954) 493-8601
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     The number of shares outstanding of common stock as of October 31, 2001 was 10,142,100.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

                                     INDEX


PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

                                                                                              Page
                                                                                              ----
           Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
           and December 31, 2000                                                                 1

           Condensed Consolidated Statements of Income for the Three and Nine
           months Ended September 30, 2001 (Unaudited) and 2000 (Unaudited)                      2

           Condensed Consolidated Statements of Cash Flows for the Three and Nine
           months Ended September 30, 2001 (Unaudited) and 2000 (Unaudited)                      3

           Notes to Condensed Consolidated Financial Statements (Unaudited)                    4-9

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                             10-16

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           17

PART II - OTHER INFORMATION

  Item 5.  Recently Issued Accounting Standards                                                 18

  Item 6.  Exhibits and Reports on Form 8-K                                                     19

  Signatures                                                                                    20

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               September 30,       December 31,
                                                                                                   2001                2000
                                                                                               -------------      --------------
                                                                                                (unaudited)
                                                                                               -------------      --------------
                                          ASSETS
Current assets:
      Cash and cash equivalents                                                                $   6,059,469      $      511,545
      Trade accounts receivable, less allowance for doubtful
         accounts of $1,692,236 and $1,633,714 as of September 30, 2001
         and December 31, 2000, respectively                                                      27,926,492          36,445,074
      Due from shareholders and employees                                                            409,539             235,946
      Prepaid expenses and other current assets                                                    1,221,164             657,908
      Prepaid income taxes                                                                           625,116             107,490
      Deferred tax asset, current                                                                    653,135             653,135
                                                                                               -------------      --------------
               Total current assets                                                               36,894,915          38,611,098
Property and equipment, net                                                                        1,846,259           2,243,197
Other assets                                                                                         198,777             199,927
Intangible assets, net                                                                             7,465,955           7,969,158
Deferred tax asset, noncurrent                                                                       188,655             188,655
                                                                                               -------------      --------------

               Total assets                                                                    $  46,594,561      $   49,212,035
                                                                                               =============      ==============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                         $   1,559,451      $    1,120,887
      Other current liabilities                                                                    5,601,016           8,291,980
      Note payable                                                                                         -           1,000,000
                                                                                               -------------      --------------
               Total current liabilities                                                           7,160,467          10,412,867
Shareholders' equity:
      Common stock, $0.01 par value, 50,000,000 shares authorized, 10,360,000 issued as of September 30, 2001 and
         December 31, 2000, respectively                                                             103,850             103,850
      Additional paid-in capital                                                                  30,369,723          30,307,916
      Retained earnings                                                                            9,514,274           8,768,683
      Less: Treasury stock, 217,900 and 111,600 shares as of September 30, 2001
          and December 31, 2000, respectively                                                       (553,753)           (381,281)
                                                                                               -------------      --------------
               Total shareholders' equity                                                         39,434,094          38,799,168

                                                                                               -------------      --------------
               Total liabilities and shareholders' equity                                      $  46,594,561      $   49,212,035
                                                                                               =============      ==============

See accompanying notes to condensed consolidated financial statements.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                      Three Months Ended September 30,     Nine Months Ended September 30,
                                                      --------------------------------     -------------------------------
                                                          2001               2000              2001               2000
                                                      -------------      -------------     -------------      ------------
Revenues
        Technology Services                           $  31,428,531      $  36,260,295     $ 106,062,886      $ 100,948,047
        Reseller Sales                                    2,114,850          5,522,680         5,544,889          8,080,136
        Hardware Commissions                                429,037            297,376         1,051,711          1,030,811
                                                      -------------      -------------     -------------      -------------
                                                         33,972,418         42,080,351       112,659,486        110,058,994
Cost of revenues
        Technology Services                              23,476,710         26,476,162        79,968,788         73,645,174
        Reseller Sales                                    1,781,973          4,726,970         4,660,939          6,908,679
                                                      -------------      -------------     -------------      -------------
                                                         25,258,683         31,203,132        84,629,727         80,553,853

        Gross profit                                      8,713,735         10,877,219        28,029,759         29,505,141

Selling, general and
  administrative expenses                                 8,075,348          9,596,715        26,366,176         26,850,050
                                                      -------------      -------------     -------------      -------------

        Operating income                                    638,387          1,280,504         1,663,583          2,655,091

Other income (expense):
    Interest and other income                                56,493            128,517           134,283            539,074
    Interest expense                                         (7,656)           (83,134)          (69,270)          (257,880)
                                                      -------------      -------------     -------------      -------------

        Income before taxes                                 687,224          1,325,887         1,728,596          2,936,285

Provision for income taxes                                  503,608            590,265           983,005          1,266,634
                                                      -------------      -------------     -------------      -------------

        Net income                                    $     183,616      $     735,622     $     745,591      $   1,669,651
                                                      =============      =============     =============      =============

    Net income per share - basic                      $        0.02      $        0.07     $        0.07      $        0.16
                                                      =============      =============     =============      =============
    Net income per share - diluted                    $        0.02      $        0.07     $        0.07      $        0.16
                                                      =============      =============     =============      =============


    Weighted average common shares
      outstanding - basic                                10,178,218         10,331,600        10,211,022         10,344,291
                                                      =============      =============     =============      =============
    Weighted average common shares
      outstanding - diluted                              10,291,902         10,447,436        10,324,269         10,487,079
                                                      =============      =============     =============      =============

See accompanying notes to condensed consolidated financial statements.

                      TECHNISOURCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                          2001               2000
                                                                                      ------------       ------------
Cash flows from operating activities:
      Net income                                                                      $    745,591       $  1,669,651
      Adjustment to reconcile net income to net cash provided
      by (used in) operating activities:
          Depreciation and amortization                                                  1,424,020          1,032,212
          Deferred compensation                                                             61,807            146,376
          Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                                  8,518,582        (12,575,995)
             Increase in due from shareholders and employees                              (173,593)           (49,050)
             Decrease (increase) in prepaid expenses and other assets                     (562,106)           225,168
             Increase in prepaid income taxes                                             (517,626)          (328,717)
             Increase in accounts payable                                                  438,564            646,769
             Increase (decrease) in other current liabilities                           (1,213,601)         1,598,219
                                                                                      ------------       ------------
Net cash provided by (used in) operating activities                                      8,721,638         (7,635,367)

Cash flows from investing activities:
      Purchases of property and equipment                                                 (469,354)          (853,572)
      Acquisitions of businesses, net of cash acquired                                           -         (6,691,896)
                                                                                      ------------       ------------
Net cash used in investing activities                                                     (469,354)        (7,545,468)
                                                                                      ------------       ------------

Cash flows from financing activities:
      Borrowings on line of credit                                                               -          3,750,000
      Repayment on line of credit                                                                -         (3,750,000)
      Repayment of notes payable                                                        (1,000,000)                 -
      Purchase of treasury stock                                                          (172,472)          (132,144)
      Issuance of note receivable                                                                -           (150,000)
      Decrease in overdraft                                                             (1,531,888)                 -
                                                                                      ------------       ------------
Net cash (used in) provided by financing activities                                     (2,704,360)          (282,144)
                                                                                      ------------       ------------

Net increase (decrease) in cash and cash equivalents                                     5,547,924        (15,462,979)

Cash and cash equivalents, beginning of period                                             511,545         17,353,780
                                                                                      ------------       ------------

Cash and cash equivalents, end of period                                              $  6,059,469       $  1,890,801
                                                                                      ============       ============

Supplemental disclosure of cash flow information:
      Interest paid                                                                   $     74,609       $    445,941
                                                                                      ============       ============
      Income taxes paid                                                               $  1,499,246       $  1,593,090
                                                                                      ============       ============

Supplemental disclosure of MDS consulting acquisition:
      Total purchase price                                                                               $    932,567
      Less:
                Fixed asset valuation                                                                         (10,786)
                Other asset valuation                                                                          (3,355)
                                                                                                         ------------
      Amount included in goodwill                                                                             918,426
                                                                                                         ============

Supplemental disclosure of PRISM acquisition:
      Total purchase price                                                                               $  4,584,329
      Less:
                Accounts receivable valuation                                                              (1,595,317)
                Fixed asset valuation                                                                         (35,866)
                Prepaid expenses and other assets valuation                                                   (71,100)
      Add:
                Accounts payable valuation                                                                    302,251
                Accrued liabilities valuation                                                               1,217,478
                                                                                                         ------------
      Amount included in goodwill                                                                        $  4,401,775
                                                                                                         ============

Supplemental disclosure of Broadreach acquisition:
      Total purchase price                                                                               $  2,763,902
      Less:
                Fixed asset valuation                                                                         (81,191)
                Deposits                                                                                       (3,239)
                Other intangible asset valuation                                                             (100,000)
                                                                                                         ------------
      Amount included in goodwill                                                                        $  2,579,472
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

                      TECHNISOURCE, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   General

     Organization and Description of Business

     The accompanying condensed consolidated financial statements include Technisource, Inc and its wholly owned subsidiaries (the "Company"). The subsidiaries include TSRC.net, Inc., Technisource Hardware, Inc., TSRC of Florida, Inc., Technisource LLC, Technisource (Mauritius) Limited, and former subsidiaries, Technisource of Florida, Inc., TSRC-BR Corporation, DFI Acquisition Corporation and Technisource Midwest, Inc.

     The Company is primarily an information technology ("IT") services and consulting firm, providing technology services professionals principally on a time and materials basis to organizations with complex IT needs. As of September 30, 2001 the Company had 37 branch office locations.

     Interim Financial Data

     The interim financial data as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial reporting purposes and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position, results of operation and cash flows of the Company for the periods indicated. Results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Financial Statements and the notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-K.

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

                                                        Nine months
                                                           ended
                                                    September 30, 2000
                                                    ------------------
               Revenue                              $      110,225,419
               Net Income                           $        1,691,081
               Net Income per share - basic         $             0.16
               Net Income per share - diluted       $             0.16

     Acquisition of Broadreach Consulting, Inc.

     On June 1, 2000, the Company completed the first phase of the acquisition of certain assets of Broadreach Consulting, Inc., an IT services and consulting company, for approximately $650,000 in cash. On August 31, 2000, the Company completed the second phase of the acquisition of certain of the assets of Broadreach Consulting, Inc. for $975,000 in cash. On June 15, 2001, the Company completed the acquisition of certain assets of Broadreach Consulting, Inc., for $1.2 million. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows. The transactions were accounted for under the purchase method of accounting.

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

     The Company provides technology services to customers located in the United States and Canada. The Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and the cyclical and economic factors that could have an impact on those industries. Five customers accounted for 30% of the accounts receivable balance at September 30, 2001. Two customers accounted for approximately 11% and 16% of Technology Services revenue for the nine months ended September 30, 2001 and year ended December 31, 2000, respectively. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Additionally, the Company maintained approximately $6.0 million at September 30, 2001 in one financial institution, which is in excess of the FDIC insured limits.

4.   Contingent Liabilities

     The Company is currently undergoing a review by the Department of Labor and an audit by the Internal Revenue Service. Although the outcome and effect on the Company's results of operations and financial position cannot yet be determined, management believes neither one will have an adverse material effect.

5.   Line of Credit

     On March 9, 1999, the Company established a line of credit with a bank that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Interest is payable monthly at a variable rate of LIBOR plus 1.4%. The line of credit expires January 31, 2002. There were no borrowings against the line of credit as of September 30, 2001.

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

                                    Three months ended          Nine months ended
                                       September 30,              September 30,

                                    2001          2000          2001         2000
                                 ----------    ----------    ----------   ----------
Basic:
Weighted average common
shares outstanding               10,178,218    10,331,600    10,211,022   10,344,291
                                 ==========    ==========    ==========   ==========

Diluted:
Weighted average common
shares outstanding               10,178,218    10,331,600    10,211,022   10,344,291
Dilutive effect of options          113,684       115,836       113,247      142,788
                                 ----------    ----------    ----------   ----------
     Total                       10,291,902    10,447,436    10,324,269   10,487,079
                                 ==========    ==========    ==========   ==========

7.   Stock Repurchase Plan

     On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of September 30, 2001, the Company had repurchased 217,900 shares of its common stock at an aggregate cost to the Company of $553,753.

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

                                           Three months ended                           Nine months ended
                                              September 30,                                September 30,
                                  --------------------------------------    --------------------------------------------
                                        2001                 2000                  2001                    2000
                                  -----------------    -----------------    --------------------    --------------------
Revenues
  Technology Services                  $31,428,531          $36,260,295            $106,062,886            $100,948,047
  Reseller Sales and
    Commissions/1/                       2,543,887            5,820,056               6,596,600               9,110,947
                                  -----------------    -----------------    --------------------    --------------------
                                       $33,972,418          $42,080,351            $112,659,486            $110,058,994
                                  =================    =================    ====================    ====================

Income (Loss) Before
Income Taxes
  Technology Services                  $   444,711          $   902,277            $  1,395,865            $  2,333,746
  Reseller Sales and
    Commissions/2/                         242,513              423,610                 332,731                 602,539
                                  -----------------    -----------------    --------------------    --------------------
                                       $   687,224          $ 1,325,887            $  1,728,596            $  2,936,285
                                  =================    =================    ====================    ====================

9.  Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets must meet if acquired in a purchase method business combination to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their

_________________

/1/ The Company's two largest reseller sales customers accounted for 16.6% and 7.7% of reseller sales for the nine-month period ended September 30, 2001.

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

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $7.1 million and unamortized identifiable intangible assets in the amount of $215,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortized expense related to goodwill was approximately $427,000 and $417,000 for the year ended December 31, 2000 and the nine (9) months ended September 30, 2001, respectively. The impact of adopting these Statements, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle, cannot reasonably be estimated at the date of this report because of the extensive effort needed to comply with their adoption.

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

     In October 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statements No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and retains many of the fundamental provisions of that Statement. This pronouncement extends the reporting requirements for discontinued operations to components of an entirety that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. It also provides guidance on methods to be used in determining estimates of impaired values. The standard is effective for fiscal years beginning after December 15, 2001, with earlier application permitted.

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

    OVERVIEW

    Technisource provides a wide range of technology services to a growing client base that includes many Fortune 500 corporations. The Company's services range from information technology staffing, provided through 37 branch offices in the United States, Canada and India, to the configuration, procurement and installation of computer hardware and software systems.

    For the five calendar years through 2000, the Company's revenues grew at a compounded annual rate of 39.2%. During this period, revenues increased from $29.1 million in 1995 to $152.5 million in 2000 with billable professionals increasing from 320 at the end of 1995 to 1386 at the end of 2000. At September 30, 2001, the Company had 1096 billable professionals. In 2000, 91.7% of total revenue was generated from Technology Services and 8.3% from the resale of hardware and software. For the first nine months of 2001, 94.1% of revenue came from professional services and 5.9% from reseller sales.

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

    The number of domestic sales, recruiting and training professionals employed by the Company decreased from 212 at December 31, 2000 to 177 at September 30, 2001. During the same period, the number of general and administrative personnel decreased from 145 to 92. As of September 30, 2001 the Company had 24 employees in its India office.

    The Company anticipates that each new branch office will require an investment of about $150,000 to open the office and fund operating losses until the office achieves profitability, which generally takes 10 to 12 months. The Company expenses the costs of opening a new office as incurred. There can be no assurance that new branch offices will be profitable within projected time frames or at all. Four of the 37 branch offices were acquired through the acquisitions of MDS Consulting, PRISM, and several of Broadreach Consulting's staffing offices.

    The Company's reseller products range from personal computers and personal computing software to sophisticated computer network hardware and software. To further its reseller efforts, the Company often assists its customers with the selection, the configuration and the installation of the systems purchased. The Company generally recognizes reseller revenue at the time title to the product passes to the customer. In instances where the product is shipped directly to the customer from the Company's vendor, the Company never takes title to the product and the revenue is recorded as commission revenue, net of related costs. The Company's reseller sales experience a range of gross profit margins depending on the size of the sale, the sophistication of the hardware and software, and the level of assistance provided to the customer in selecting, configuring, and installing the products. In 2000, total reseller sales and commissions were $12.6 million with a gross profit of $2.96 million. For the quarter ended September 30, 2001, total reseller sales and commissions were $2.5 million, with gross profit of $761,914.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table sets forth, for the periods indicated, the percentage of revenues for certain items reflected in the Company's statements of income:

                                                    Three months ended          Nine months ended
                                                       September 30,               September 30,
                                                  -----------------------   --------------------------
                                                     2001         2000         2001           2000
                                                  ----------   ----------   ----------     -----------
Technology Services Revenues                         92.5  %      86.2  %      94.1  %         91.7  %
Reseller Revenues and Commissions                     7.5         13.8          5.9             8.3
                                                  ----------   ----------   ----------     -----------
     Total Revenues and Commissions                 100.0        100.0        100.0           100.0
Cost of Revenues
Technology Services Cost of Revenues                 69.1         62.9         71.0            66.9
Reseller Costs of Revenues                            5.3         11.2          4.1             6.3
                                                  ----------   ----------   ----------     -----------
Gross profit                                         25.6         25.8         24.9            26.8
Selling, general and administrative expenses         23.8         22.8         23.4            24.4
                                                  ----------   ----------   ----------     -----------
Operating income                                      1.9          3.0          1.5             2.4
Interest and other income                             0.2          0.3          0.1             0.5
Interest expense                                     (0.1)         0.2         (0.1)            0.2
                                                  ----------   ----------   ----------     -----------
Income before income taxes                            2.0          3.1          1.5             2.7
Income taxes                                          1.5          1.4          0.9             1.2
                                                  ----------   ----------   ----------     -----------
Net Income                                            0.5  %       1.7  %       0.6  %          1.5  %
                                                  ==========   ==========   ===========    ============

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues

     Technology Services. The Company's Technology Services revenues for the three months ended September 30, 2001 decreased 13.3% to $31.4 million from $36.3 million for the same period in 2000. Reduced revenue in the third quarter came primarily from reduced placements of billable professionals. Revenue from acquisitions for the three months ended September 30, 2001 totaled $4.6 million, approximately 14.6% of total Technology Services revenue. The total number of client divisions and business units billed for Technology Services was 455 in the three months ended September 30, 2001, compared to 592 in the three months ended September 30, 2000. The number of Technology Services professionals working for the Company was 1,096 and 1,370, respectively, as of September 30, 2001 and September 30, 2000.

     Reseller. The Company's Reseller revenues and commissions decreased to $2.5 million for the three months ended September 30, 2001 from $5.8 million for the same period in 2000. Product shipped directly to customers from the Company's vendors is recorded as commission revenue and, as such, is net of related costs, since the Company never takes title to the product. For the three months ended September 30, 2001, $2.7 million of product was shipped directly to customers resulting in $429,037 of commission revenue compared to $297,376 of commission revenue for the same period in 2000 on direct shipments of $2.1 million. The total number of Reseller customers served decreased to 156 in the 2001 period from 187 in 2000.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Gross Profit

     Technology Services. The Company's Technology Services cost of revenues consists primarily of salaries, benefits and expenses for the Company's Technology Services professionals and other direct costs associated with providing services to clients. Gross profit decreased 18.7% to $8.0 million for the three months ended September 30, 2001 from $9.8 million for the same period in 2000 following the decrease in sales. As a percentage of services revenue, gross profit decreased to 25.3% in the third quarter of 2001 compared to 27.0% for the three months ended September 30, 2000. The decrease in gross profit percentage is attributable to changes in the mix of services provided. Competitive market conditions in 2001 have also made cost increases more difficult to pass along to customers. The Technology Services' utilization rate for professionals, which is the percentage of hours billed to hours paid, was 96.5% for the three months ended September 30, 2001 compared to 98.1% for the three months ended September 30, 2000. This change is related to a shift in the mix of hourly and salaried professionals.

     Reseller. The Company's Reseller cost of revenues consists primarily of the direct costs associated with the products provided to the customers. Gross profit, exclusive of reseller commissions, decreased to $332,877 for the three months ended September 30, 2001 from $795,710 for the three months ended September 30, 2000. As a percentage of reseller revenues, gross profit increased to 15.7% in the third quarter of 2001 from 14.4% for the same period in 2000. Increased sales of higher margin network hardware/software sold explains the gross margin improvement. For the three-month periods ended September 30, 2001 and September 30, 2000, $2.7 million and $2.1 million, respectively, was shipped directly to customers, resulting in commission revenue. Reseller commission revenue increased 44.3% to $429,037 from $297,376.

     Selling, General and Administrative Expenses

     Technology Services. Technology Services selling, general and administrative expenses consist primarily of costs associated with the Technology Services sales and marketing efforts, human resources and recruiting departments, administration, training and facilities. Technology Services selling, general and administrative expenses decreased 16.3% to $7.6 million for the three months ended September 30, 2001 from $9.0 million for the three months ended September 30, 2000. Salary and employment expenses decreased 15.2% quarter over quarter. The decrease is primarily attributable to the decreased sales activity and lower provisions for doubtful accounts. As a percentage of revenues, selling, general and administrative expenses decreased to 24.0% in the third quarter of 2001 compared to 24.9% for the same period of 2000.

     Reseller. Reseller selling, general and administrative expenses consist primarily of costs associated with the Reseller sales and marketing efforts, human resources and sales departments, administration and facilities. Reseller selling, general and administrative expenses decreased to $454,491 for the quarter ended September 30, 2001 from $563,745 for the quarter ended September 30, 2000. As a percentage of revenues, selling, general and administrative expenses were 17.9% for the third quarter of 2001 compared to 9.7% in the same period of 2000. The

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

increase as a percent of sales is the result of lower demand for technology hardware and software products and lower sales shipped from the Company as opposed to shipped directly from suppliers.

     Net Interest Income/Expense

     Net interest income was $48,837 for the three months ended September 30, 2001, compared to net interest income of $45,383 for the three months ended September 30, 2000. The change is attributable to lower average cash balances between the two quarters following a payoff in September 2000 of $3.5 million of borrowings under the Company's line of credit. During the three months ended September 30, 2001, there were no borrowings against the Company's line of credit.

     Income Taxes

     Income taxes for the three months ended September 30, 2001 reflect a 47.1% effective income tax rate compared to the tax rate of 44.5% for the same period of 2000. The increase in the tax rate relates to an increase in revenues in higher tax rate states and to an increase in permanently non-deductible items, primarily a portion of per diem for billable professionals.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues

     Technology Services. The Company's Technology Services revenues represent approximately 94.1% of total revenues for the nine months ended September 30, 2001. Revenues increased $5.1 million or 5.1%, to $106.1 million for the nine months ended September 30, 2001, compared to $100.9 million for the nine months ended September 30, 2000. This increase resulted from acquisitions completed in 2000. Revenues from acquisitions total $14.5 million for the 2001 period compared to $8.1 million for the same period in 2000.

     Reseller. The Company's Reseller revenues and commissions represent approximately 5.9% of the total revenues for the nine months ended September 30, 2001. Reseller revenue decreased 27.6% to $6.6 million for the nine months ended September 30, 2001 as compared to $9.1 million for the nine months ended September 30, 2000. The decrease in revenue is primarily due to decreased demand by purchasers of technology equipment.

     Gross Profit

     Technology Services. Gross profit decreased $1.2 million, or 4.4%, to $26.1 million, for the nine months ended September 30, 2001, compared to $27.3 million for the nine months ended September 30, 2000. The gross margin as a percent of sales also declined from 27.0% to 24.6%. A decrease in high margin permanent placement revenues coupled with changes in the mix of services provided to customers and a more competitive market environment explain the change.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Reseller. The Company's Reseller gross profit, exclusive of reseller commissions, decreased to $883,950 for the nine months ended September 30, 2001 from $1.2 million in the same period of 2000. As a percentage of reseller revenues, gross profit increased to 15.9% for the nine months ended September 30, 2001 from 14.5% for the same period in 2000. The amount of commission revenue recognized increased slightly to $1.05 million from $1.03 million for the first nine months of 2000.

     Selling, General and Administrative Expenses

     Technology Services. Selling, general and administrative expenses decreased $601,423 or 2.4%, to $24.9 million for the nine months ended September 30, 2001, as compared to $25.5 million for nine months ended September 30, 2000. The decrease is related to lower provisions for doubtful accounts. As a percent of sales, selling, general and administrative expenses improved to 23.5% from 25.3%.

     Reseller. Reseller selling, general and administrative expenses increased 3.9% to $1.4 million for the nine months ended September 30, 2001 as compared to $1.3 million for the same period in 2000. This increase in expense is related to the increase in sales efforts. As a percentage of revenues, selling, general and administrative expenses increased to 20.8% for the nine months ended September 30, 2001 from 14.5% in the same period of 2000.

     Net Interest Income

     Net interest income was $65,013 for the nine months ended September 30, 2001, compared to $281,194 for the nine months ended September 30, 2000. The decrease is attributable to less interest income from lower bank balances of cash following cash payments for acquisitions, interest payable on the line of credit, and interest payable on $1,000,000 note payable related to the acquisition of PRISM Group Consulting, LLC and PRISM Group, LLC.

     Income Taxes

     Income taxes for the three months ended September 30, 2001 reflect a 47.1% effective income tax rate compared to the tax rate of 43.0% for the same period of 2000. The increase in the tax rate resulted from an increase in permanently non-deductible items, primarily a portion of per diem for billable professionals.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operations and borrowing availability under its $25.0 million bank line of credit. Cash and cash equivalents and working capital approximated $6.1 million and $29.7 million, respectively, as of September 30, 2001. The Company's entire line of credit, of which $15 million may be used for working capital purposes, was available at that time.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Net cash provided by operating activities was $8.7 million for the nine-month period ended September 30, 2001, compared to $7.6 million used by operations during the nine-month period ended September 30, 2000. The difference between the two periods is primarily explained by a decrease in accounts receivable of approximately $8.5 million during the first nine months of 2001 compared to an $12.6 million increase in accounts receivable during the same 2000 period.

     Net cash used in investing activities was $469,354 during the nine-month period ended September 30, 2001 as compared to $7.5 million during the nine months ended September 30, 2000. Investing activities in the first half of 2000 included the acquisitions of MDS Consulting Services, Inc. in Hartford, Connecticut and PRISM Group, LLC and PRISM Group Consulting, LLC in San Francisco, California, and certain assets of Broadreach Consulting, Inc.

     For the nine-month period ended September 30, 2001, net cash of $2.7 million was used in financing activities compared to $282,144 used in financing activities for the nine-month period ended September 30, 2000. The use of cash in financing activities in 2001 is related to the repayment of notes payable and the elimination of the bank overdraft that existed at December 31, 2000. In the second quarter of 2000, the Company drewdown $3.5 million on its line of credit to fund acquisitions.

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

     On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. As of September 30, 2001, the Company has repurchased 217,900 shares of its common stock at an aggregate cost to the Company of $553,753.

     The Company anticipates that its primary uses of working capital in future periods will be for the internal development of new offices and services, investments in its management information systems and possible acquisitions. The Company continually reviews and evaluates business opportunities to complement and expand its business. During the first nine months of 2001, the Company opened offices in Los Angeles, California; Minneapolis, Minnesota; Normal, Illinois; Columbia, Maryland, Boston, Massachusetts, Kansas City, Kansas, and a service center in Bangalore, India.

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

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 5.  Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets must meet if acquired in a purchase method business combination to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $7.1 million and unamortized identifiable intangible assets in the amount of $215,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortized expense related to goodwill was approximately $427,000 and $417,000 for the year ended December 31, 2000 and the nine (9) months ended September 30, 2001, respectively. The impact of adopting these Statements, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle, cannot reasonably be estimated at the date of this report because of the extensive effort needed to comply with their adoption.

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

     In October 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and retains many of the fundamental provisions of that Statement. This pronouncement extends the reporting requirements for discontinued operations to components of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. It also provides guidance on methods to be used in determining estimates of impaired values. The standard is effective for fiscal years beginning after December 15, 2001, with earlier application permitted.

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

(b)  Current Reports on Form 8-K

       There were no reports filed on Form 8-K during the quarter ended September 30, 2001.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TECHNISOURCE, INC.


Dated: November 14, 2001
                                        By: /s/ James F. Robertson
                                            ------------------------------------
                                            James F. Robertson
                                            President
                                            Chief Operating Officer



Dated: November 14, 2001
                                        By: /s/ Andrew C. Hill
                                            ------------------------------------
                                            Andrew C. Hill
                                            Executive Vice President
                                            Chief Financial Officer