Form 10-K405
period 2001-12-31
TECHNISOURCE INC
filed 2002-04-01
CIK 1059920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934


                        For the transition period from to

                        Commission File Number 000-24391
                               ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

Based on the closing sales price of the registrant's Common Stock on the NASDAQ National Market on February 27, 2002 the aggregate market value of the Common Stock held by nonaffiliates of the registrant was $5,522,742.

The number of shares of the registrant's Common Stock outstanding on February 27, 2002 was 10,159,100.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits listed in Part IV of this annual report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934.

                                Table of Contents

                                                                            Page
PART I

Item 1.   Business........................................................    2

Item 2.   Properties......................................................   12

Item 3.   Legal Proceedings...............................................   12

Item 4.   Submission of Matters to a Vote of Security Holders.............   13

PART II

Item 5.   Market for Registrant's Common Equity and
          Related Shareholder Matters.....................................   13

Item 6.   Selected Financial Data.........................................   14

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   15

          Forward Looking Information: Certain Cautionary Statements......   26

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......   31

Item 8.   Consolidated Financial Statements ..............................   F1

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures.......................................   F24

PART III

Item 10.  Directors and Executive Officers of the Company.................   32

Item 11.  Executive Compensation.........................................    33

Item 12.  Security Ownership of Certain Beneficial Owners and Management..   35

Item 13.  Certain Relationships and Related Transactions.................    35

PART IV

Item 14.  Exhibits, Financial Schedules and Reports on Form 8-K...........   41

                                     PART I

Item 1. Business

Overview

      Technisource, Inc. ("Technisource" or the "Company"), incorporated in Florida in 1987, is a national provider of information technology ("IT") professional services and a value-added-reseller of hardware and software. Technisource provides a wide range of technology services to a growing client base that includes many Fortune 500 corporations. Its proprietary database of more than 200,000 IT professionals is a valuable resource that expedites the delivery of the Company's services to a diverse customer base. The Company's services range from IT staffing services and project outsourcing to the configuration, procurement and installation of computer hardware and software systems. As of December 31, 2001, the Company maintained 35 branch offices in the United States, Canada, and India.

      Utilizing approximately 1,000 highly trained IT professionals, the Company delivers the most important element for solving the growing complexities of the information age - intellectual capital. The Company's highly skilled professionals provide services that are used to staff, design, develop, and implement IT solutions. These solutions include database development, documentation and training, ERP implementation, help desk/desktop support, Internet/intranet development, mainframe development, network engineering, real-time development, systems administration and testing & quality assurance. The Company's IT professionals provide these solutions to various departments within its clients' organizations. Ranging from sales and marketing to human resources to research and product development, Technisource's cross-functional experience is highly valued by its customers.

      Technisource believes that the breadth of its service offerings fosters long-term client relationships, affords cross-selling opportunities, reduces its dependence on any single technology and enables the Company to attract IT professionals with a variety of skill sets to service the needs of the Company's clients. For each of the years 2001, 2000, 1999, and 1998, existing clients from the previous year generated at least 70% of the Company's revenues. In 2001, the Company provided IT services to over 400 clients in the United States, including more than 850 divisions or business units, in a diverse range of industries. Clients include American Express, Caterpillar, Scientific-Atlanta, Honeywell, Lockheed Martin, State of North Carolina, Motorola, Merck, and Rockwell. Important elements of the Company's strategy include leveraging the Company's infrastructure to increase productivity of existing offices, increasing value-added services, and selectively pursuing acquisitions and strategic alliances.

History

      On June 25, 1998, the Company completed an initial public offering ("IPO") of its common stock. The Company is currently listed on the NASDAQ National Market and trades under the symbol TSRC.

      The Company has developed an internal growth model, the Technisource Growth Model ("TGM"), which facilitates rapid internal growth through the replication of Development Triangles.

Each Development Triangle is typically comprised of one account manager, one or more recruiting professionals and a group of IT professionals. As the revenues generated by a Development Triangle reaches a budgeted profitability level, a high-performing recruiter is promoted to account manager and forms a new Development Triangle, which is seeded with a portion of existing business. This scalable model fuels growth by developing and retaining employees and by reducing the time required to achieve profitability.

      The effectiveness and scalability of the TGM is evidenced by the growth experienced by the Company both in terms of revenue and locations. For the past five years, revenues have increased at a compound annual growth rate of 28.9%, from $40.4 million in 1996 to $143.5 million in 2001. In addition, the Company has grown from five branch offices in 1994 to 35 branch offices in 2001 (four of the 35 offices resulted from acquisitions). An extremely uncertain economy in 2001 resulted in the Company's first year-over-year decrease in revenues and in the number of billable professionals.

Industry Overview

      In response to rapid globalization, technological innovation and an increasingly competitive business environment, many businesses turn to temporary staffing solutions to reduce fixed costs and increase productivity. Reliable data on the size and growth of the IT services industry is very limited. The industry's diverse range of services, differences in definitions and variety of reporting groups, makes accurate measurements very difficult. According to Staffing Industry Analysts, Inc. ("SIA"), the IT staffing sector grew to an estimated $25.6 billion in 2001.

      The staffing industry is a cyclical business that is intensely competitive and highly fragmented with low barriers to entry. According to the U.S. Census Bureau, in 1999 (the latest available data), there were over 22,000 "employment services" firms operating in the United States. Employment services include employment placement agencies, temporary help services and employee leasing firms. The Company believes the industry will experience consolidation as smaller IT services firms are unable to meet the wide-ranging service needs of large national or international clients. Also, given the relatively low margins associated with the industry, achieving economies of scale in recruiting, training and logistics is critical to long-term survival. The Company believes that these trends will provide opportunities for certain industry participants to expand their operations by acquiring other IT staffing firms.

      The staffing industry experienced strong growth over much of the last decade consistent with a growing economy. The staffing sector is cyclical in nature and temporary workers are the first to be let go during a weakening economy, as was the case during most of 2001. A slowdown in the economy generally results in lower demand for the services and products that the Company provides. This trend generally reverses during the early phases of a recovery, as companies are more likely to rely on temporary workers rather than permanent staff, until they are certain that the business trend is sustainable.

      The Company responds to decreases in demand through a series of cost cutting initiatives targeted at scaling its operations to achieve profitability at lower revenue levels. However, there can be no assurances that increases in profitability will occur. In addition, the Company could be adversely affected by changes in laws, regulations and government policies, including the results of pending litigation and government activity regarding the staffing services industry, and related litigation expenses, customers' attitudes toward outsourcing and temporary personnel, any decreases in rates of unemployment in the future and higher wages sought by temporary workers, especially those in certain technical fields often characterized by labor shortages.

Market Dynamics

      Increased competition, deregulation, globalization and technological advances are forcing business organizations to increasingly rely on IT solutions to resolve business issues and increase productivity. The ability of an organization to integrate, deploy and manage new information technologies has become critical to its long-term viability and competitiveness. The migration of technology throughout the business enterprise has created a wide range of opportunities, including improved service and product capabilities. These capabilities are being deployed throughout a variety of complicated networking protocols, operating systems, databases, devices and architectures. Organizations are increasingly outsourcing technology services functions throughout the business enterprise in order to: (i) keep pace with rapidly changing technologies; (ii) efficiently match employee skills and utilization levels with current needs; and (iii) address the demand for IT professionals.

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

      Match Employee Skills and Utilization Levels with Current Needs. Organizations are outsourcing technical functions to keep pace with changes in technology and to better align available skills with project requirements. In today's rapidly changing environment, technical professionals are often needed on a project by project basis. Organizations often lack the quantity or variety of IT skills necessary to efficiently match project requirements with the availability of qualified internal employees. The outsourcing of technical skills in a controlled environment creates higher utilization rates and a more efficient deployment of technical skills. Outsourcing IT services functions has also reduced management's exposure to cyclical economic downturns and the costs of adjusting their IT workforce during changing economies.

      Address the Demand for IT Professionals. Demand for IT professionals will continue as businesses migrate from centralized mainframe architectures to distributed client/server technologies. In times of economic growth, the shortage of skilled IT professionals and the complexity of IT solutions have forced senior executives to rely on outside specialists to help them execute complex IT strategies. This has resulted in an increasing reliance by sophisticated purchasers of IT services on the use of offshore IT professionals, with considerable work being outsourced to India, the Philippines, Russia and China. Moreover, the Company believes the demand for certain IT professionals with specialized skill sets, such as XML programming, security/firewall specialists and HIPAA (Health Insurance Portability and Accountability Act) expertise, exceeds the current supply. Business organizations often lack recruiting and employee management networks capable of attracting and deploying, on short notice, large numbers of qualified personnel. Furthermore, these organizations often lack the infrastructure necessary to provide training to these IT professionals in emerging technologies. Third-party IT service providers are able to attract, develop, motivate and retain qualified technology services professionals by offering a variety of benefits, including the opportunity to train and work with emerging technologies in multiple industries, flexible work and travel schedules.

Competition

      The IT staffing industry is intensely competitive and highly fragmented with low barriers to entry and new competitors frequently enter the market. According to the U.S. Census Bureau, in 1999 (the latest available data), there were over 22,000 "employment services" firms operating in the United States. Employment services firms include employment placement agencies, temporary help services and employee leasing firms. Although competitors are numerous, market share is concentrated with a small number of large companies. In 1999 (the latest available data), according to SIA, the ten largest staffing companies accounted for 25% of the total revenue generated in the United States. Moreover, SIA estimates that in 1999, only 128 staffing companies generated U.S. sales of $100 million or more. Collectively, these firms generated $107 billion in combined sales or approximately 83% of the total U.S. market.

      The Company competes for customers, IT professionals, account managers and recruiting professionals with many companies in various market segments. These companies include general IT services firms, temporary staffing and personnel placement companies, general management consulting firms, "Big Five" accounting firms, divisions of large hardware and software companies, systems consulting and implementation firms, programming companies and niche providers of IT services. Several traditional staffing companies, which have historically emphasized the placement of clerical and other less highly skilled personnel on short-term assignments, have started providing IT services comparable to those provided by the Company. The Company also competes with the internal IT departments of its clients and prospective clients for IT professionals.

      Many of the Company's competitors are substantially larger than the Company and have greater financial, technical, marketing, and other resources. Many of these competitors have also been in business much longer than the Company and have significantly greater name recognition. As a result, these competitors may be able to offer a broader range of services, better pricing and serve a larger geographic area, placing the Company at a competitive disadvantage when competing for certain customers and IT professionals.

      The Company believes that the primary competitive factors in obtaining and retaining clients are its ability to provide comprehensive IT staffing solutions for all aspects of a client's IT needs, its ability to match the candidates' technical skills and personality with clients' requirements and culture, its understanding of the specific requirements of a project, and its ability to rapidly deploy highly trained IT professionals at competitive prices. The primary competitive factors in recruiting and retaining qualified IT professionals, are the Company's ability to offer competitive wages and benefits, provide a consistent flow of challenging and varied work assignments, and a keen understanding of the candidate's work preferences and career objectives.

Business Strategy

      The key elements of the Company's business strategy are the following: (i) rapidly deploy highly trained IT professionals; (ii) apply the TGM by replicating Development Triangles; (iii) establish long-term client relationships; (iv) provide a wide range of IT capabilities; and (v) leverage branch offices and infrastructure.

      Rapidly Deploy Highly Trained IT Professionals. Technisource's growth has been fueled by its ability to recruit and deploy, on short notice, experienced IT professionals to meet client needs on a national basis. The Company's proprietary TSRC Database of over 200,000 potential candidates, and the internet at large, allows the Company to quickly identify and deploy IT professionals with the appropriate skill sets to meet client needs. The Company's customer-centric recruiting strategy improves client retention and reduces turnaround time in response to client requisitions. The Company's recruiting personnel receive extensive in-house training that emphasizes knowledge of the customer's business and culture as well as advanced candidate screening and interviewing techniques. The Company has also made substantial investments in computer-based training systems that enable its IT professionals to learn new skills in response to changing technologies. This ensures that the Company is providing the most skilled personnel to their clients, as well as assisting the IT professional with achieving their career objectives.

      Apply the TGM by Replicating Development Triangles. Over the years, the Company has developed and refined the TGM. This model is focused on facilitating rapid internal growth through the replication of Development Triangles. Each Development Triangle is typically comprised of one account manager, one or more recruiting professionals and a group of IT professionals. As each Development Triangle reaches a budgeted profitability level, a high-performing recruiter from the Development Triangle is promoted to account manager and a new Development Triangle is created. Each new Development Triangle is seeded with a portion of the existing business. Account managers involved in the creation of several Development Triangles may be further promoted to branch or regional manager. The Company's proprietary database maximizes employee utilization and the expansion of skill sets by managing the migration of IT professionals between projects.

      Establish Long-Term Client Relationships. The Company's goal is to leverage existing long-term client relationships, as well as foster new relationships that enable the Company to cross-sell additional services, thereby increasing customer penetration. The Company's account managers are trained to understand the full breadth of the Company's capabilities and their clients' business needs. By developing long-term client relationships, account managers are better able to identify client needs and cross-selling opportunities. Technisource believes that its best source for new business opportunities is existing customers and that its high rate of repeat business is attributed to its superior customer service. For each of the years 2001, 2000, 1999, and 1998, existing clients from the previous year generated at least 70% of the Company's revenues. The Company continuously bids for Preferred Vendor Status with many clients across the United States and employs sales executives focused on identifying and contractually securing those relationships. Many of these bids have been won for Fortune 1000 companies, banks and utilities.

     Some of the Company's major customers are large, and the loss of any large contract could have a significantly negative effect on the business unless, and until, the business is replaced. In 2001, the Company's two largest customers accounted for approximately 11% of the Company's total Technology Services revenue. The Company competes with many technical service, temporary personnel, other alternative staffing firms, and permanent placement firms, some of which are larger than Technisource, as well as with individuals seeking direct employment with the Company's existing and potential customers.

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

      Leverage Branch Offices and Infrastructure. Technisource has a geographically diverse network of branch offices in the United States, Canada, and India. This network of offices demonstrates the Company's commitment to certain growing markets, enables the Company to generate additional client projects, and enhances the Company's ability to attract experienced IT professionals on a national scale. This network also increases the efficiency of the delivery model by reducing travel expenses and turnaround time to clients. The Company has also made significant investments in its infrastructure, including a centralized client/server accounting system, centralized billing and collection, and payroll processing. The Company also has a centralized training program in Fort Lauderdale, Florida, for newly hired recruiting professionals and centralized computer-based training capabilities for its IT professionals. Also, the Company's intranet and proprietary TSRC Database matches clients' requirements with the skill sets of the Company's IT professionals. Additionally, portions of the Company's India operations provide low cost, concentrated recruiting efforts via the internet. This infrastructure has the capacity to support significant growth with only modest additional capital expenditures and additions to administrative personnel.

Growth Strategy

      Technisource's national presence facilitates service to large multi-location clients who generally select and purchase services through preferred vendors at contractually agreed upon pricing. The Company's growth strategy includes the following elements: (i) leverage geographic presence; (ii) broaden service lines and IT capabilities; (iii) leverage existing client base and develop new clients; and (iv) pursue strategic acquisitions or partnerships.

      Leverage Geographic Presence. Technisource has successfully expanded geographically by servicing new and existing clients in strategic locations. The Company's geographic scope is a competitive advantage and a key element in securing national preferred vendor contracts with large multi-location customers. The Company intends to expand its geographic presence by duplicating Development Triangles and opening additional branch offices in selected locations. The Company utilizes the TGM to establish new branch offices by replicating Development Triangles. The Company believes the TGM reduces the time required to achieve profitability, as well as the risks associated with opening new offices. The Company has grown from five branch offices in 1994 to 35 branch offices in 2001. The Company's substantial investment in its centralized infrastructure leaves the Company well positioned to continue its expansion.

      Broaden Service Lines and IT Capabilities. Technisource believes it can increase its revenues from existing clients and attract new clients by expanding its base of IT professionals and increasing its IT capabilities. The Company has expanded its service lines and capabilities over the years by increasing the diversification of the skill sets of its IT professionals. The Company intends to target certain high growth opportunities in the areas of security and government regulation. The events of September 11, 2001, highlighted the vulnerability of our country's IT infrastructure. Federal and state governments are investing heavily in IT security as part of the Homeland Security initiative. Also, new regulatory pressures such as the Health Insurance Portability and Accountability Act (HIPAA) have created new demands on IT organizations. HIPAA mandates that all major healthcare organizations including providers, clearinghouses and payers (e.g., insurance companies, state Medicaid and even the federal government's Medicare office) completely re-address the way they handle electronic transactions. Medical code sets and EDI transaction protocols are now set by the federal government for all healthcare transactions between any and all healthcare organizations. All of this will have a dramatic effect on computer systems throughout the country, forcing substantial investments in equipment and manpower to upgrade these systems and bring them into compliance with federal standards and mandates. The Company plans to selectively expand its services and capabilities to meet the evolving needs of its clients.

      Leverage Existing Client Base and Develop New Clients. The Company intends to continue its internal growth by increasing its penetration of existing clients and leveraging these relationships to attract new clients. By replicating the Development Triangles servicing existing clients, the Company can target additional divisions and business units of these clients. Also, the Company's account managers can better cross-sell the Company's wide range of capabilities, including hardware and software solutions and outsourcing services. Cross-selling initiatives are yielding results as customers become aware of the Company's added capabilities. During 2001, the Company provided services to over 400 clients in the United States, including more than 850 divisions and business units. The Company believes that its long-term client relationships and its ability to address its clients' needs throughout the lifecycle of their IT systems provide the Company with substantial growth opportunities.

      The ability of Technisource to compete successfully for customers depends on its reputation, pricing and quality of service provided and its ability to engage, in a timely manner, personnel meeting customer requirements. Competition is intense and many of the contracts entered into by the company are of a relatively short duration, and awarded on the basis of competitive proposals which are periodically re-bid by the customer. Although Technisource has been successful in obtaining various short and long-term contracts in the past, in many instances margins under these contracts have decreased. There can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company, or that revenues or profitability from an expired contract will be immediately replaced. The Company faces intense competition for all of its services. Some of the Company's significant competitors are companies that are larger and have substantially greater financial resources than Technisource.

      Pursue Acquisitions or Strategic Alliances. The Company intends to pursue acquisitions and strategic alliances that can help to increase its customer base or broaden its service lines and product offerings. The Company is currently reviewing potential acquisitions and strategic alliances, but has no agreements, understandings or commitments with respect to any potential transaction.

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

Internet/Intranet Development  These professionals are proficient in CGI, Perl,
                               IIS, Cold Fusion, JavaScript ++, HTML, and XML. Typical services involve designing and developing a web interface, as well as connectivity to a database server that will allow a user to add to or query existing data.

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

Clients

      During 2001, the Company provided services to over 400 clients in the United States, including more than 850 divisions or business units. Over 50% of the Company's revenues during 2001 were generated from Fortune 500 companies. The Company seeks to maximize its client retention rate and secure follow-on engagements by being responsive to clients and providing high quality services. For each of the years 2001, 2000, 1999, and 1998, existing clients from the previous year generated at least 70% of the Company's revenues.

         In 2001, the Company's two most significant clients accounted for approximately 11% of the Company's total Technology Services revenues. In 2001, no single customer represented more than 10% of the company's Technology Services revenue.

Sales and Marketing

      As of December 31, 2001, the Company had 141 full-time recruiting and sales professionals dedicated to hiring IT professionals and new recruiting professionals. The Company actively recruits IT professionals and recruiting professionals by advertising in leading national and local newspapers and trade magazines, through employee recruitment and skill-matching capabilities on the Company's web site and the internet at large, and by participating in career fairs. In addition, the Company provides incentives for its employees and IT professionals to refer candidates for new positions.

      Account managers are responsible for maintaining existing customer relationships and generating new business engagements. In connection with the replication of a Development Triangle, top-performing recruiters are promoted to account manager. The TGM is designed to provide incentives to account managers to generate new client engagements and further replicate Development Triangles. The Company solicits new business through personal sales presentations, telephone marketing, referrals from customers and IT professionals, and advertising in a variety of local and national media and through the Company's website.

      Each account manager is responsible for managing their respective Development Triangle and ensuring that it meets acceptable performance standards. The Company has five regional managers, who are responsible for the performance of four-to-ten Development Triangles within one or more of the Company's geographic locations. The Company's regional managers and account managers are compensated through a highly incentive-based compensation system that includes a combination of base salary, commissions and bonuses. The Company also awards stock options to its employees to further align their interests with the Company's shareholders and to increase the performance-based portion of their compensation packages.

      The Company believes that its compensation structure and established career path provide substantial incentives to its employees and improves retention of its high-performing employees. Each of the Company's five regional managers began their careers with Technisource.

Human Resources and Recruiting

      The TGM is designed to expand the skills and develop the careers of the Company's employees and IT professionals, while providing substantial incentives to further the Company's growth. The Company provides its IT professionals with substantial computer-based training resources to prepare them to respond to market needs by retooling their skills. This has resulted in the Company maintaining a highly skilled pool of career-oriented IT professionals. The Company also develops the careers of its recruiting professionals and account managers by promoting high-performing recruiting professionals to account managers with responsibility for a Development Triangle, and by promoting high-performing account managers to branch managers, with responsibility for several Development Triangles in multiple geographic locations.

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

      As part of its retention efforts, the Company has formulated a strategy for minimizing turnover that emphasizes human resource management, competitive salaries, comprehensive benefits and employee stock options. The Company's IT professionals typically have bachelors or masters degrees in Computer Science or other technical disciplines. As of December 31, 2001, the Company had 1,255 employees, including 992 IT billable professionals, 92 sales and marketing personnel, 71 recruiting professionals, 79 general and administrative personnel, and 21 employees in its Bangalore, India office, which includes one billable IT professional. The Company's employees are not represented by a union or covered by a collective bargaining agreement and the Company believes that the relationship between the Company and its employees is good.

ITEM 2. PROPERTIES

      The Company's executive offices are located in Fort Lauderdale, Florida, where the Company leases approximately 21,000 square feet of office space. The Company's other offices are located in Huntsville, Alabama; Phoenix, Arizona; Los Angeles, Santa Ana, Santa Clara, San Diego and San Francisco, California; Ottawa, Canada; Hartford, Connecticut; Fort Lauderdale, Jacksonville, Orlando, Tallahassee and Tampa, Florida; Atlanta, Georgia; Chicago, Downer's Grove, Normal, and Peoria, Illinois; Carmel, Indiana; Cedar Rapids and Des Moines, Iowa; Kansas City, Kansas; Boston, Massachusetts; Minneapolis, Minnesota; St. Louis, Missouri; Hazlet, New Jersey; New York, New York; Charlotte and Raleigh, North Carolina; Philadelphia, Pennsylvania; Dallas, Texas; Richmond, Virginia; Milwaukee, Wisconsin; and Bangalore, India. The Company believes that its facilities are adequate for its current needs and that additional facilities can be leased to meet future needs. The Company's diverse geographic footprint was established through Development Triangles and acquisitions. The Company's office network demonstrates the Company's commitment to certain growing markets, enables the Company to generate additional client projects, and enhances the Company's ability to attract experienced, IT professionals on a national scale. Also, this network of offices increases the efficiency of the delivery model by reducing travel expenses and turnaround time to clients.

ITEM 3. LEGAL PROCEEDINGS

      The Company is undergoing a review by the U.S. Department of Labor. The Company and the U.S. Department of Labor have entered into a settlement proposal accepted by the Department of Labor for $239,000 relating to wages for the fiscal years 2000, 1999, and 1998. The Company expects the matter to be completely resolved in 2002. Management believes the ultimate outcome of this review will not have an adverse material effect on the Company's results of operations or financial position.

      The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      Technisource's common stock commenced trading on June 25, 1998 on the NASDAQ National Market under the symbol "TSRC". The following table sets forth the high and low closing prices of Technisource's common stock for the periods indicated:

                                                     High                Low
                                                   ----------      -------------
Fiscal Year Ended December 31, 2001
   First quarter                                     2.375              1.469
   Second quarter                                    1.700              1.250
   Third quarter                                     1.815              1.440
   Fourth quarter                                    2.140              1.610

Fiscal Year Ended December 31, 2000
   First quarter                                     6.000              4.438
   Second quarter                                    5.000              3.375
   Third quarter                                     4.125              2.688
   Fourth quarter                                    3.250              1.500

      On February 27, 2002, the number of registered and beneficial shareholders of record was 957. The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

      ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data presented below as of and for the years ended at December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from the audited consolidated financial statements of Technisource, Inc. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Technisource's consolidated financial statements and notes thereto included elsewhere in this report.

                                                                                              Years ended December 31,
                                                                           -----------------------------------------------------
Statement of Income Data:                                                     2001        2000       1999       1998      1997
                                                                           ---------    --------   --------   --------   -------
                                                                                   (in thousands, except per share data)
      Revenue                                                              $ 143,458    $152,468   $137,600   $105,677   $67,327
      Cost of revenue                                                        108,411     111,574    104,473     78,906    50,775
                                                                           ---------    --------   --------   --------   -------
      Gross profit                                                            35,047      40,894     33,127     26,771    16,552
      Selling, general and administrative expenses                            34,649      37,049     28,395     19,544    12,222
                                                                           ---------    --------   --------   --------   -------
      Impairment of long-lived assets                                          5,590          --         --         --        --
      Restructuring costs                                                      1,868          --         --         --        --
                                                                           ---------    --------   --------   --------   -------
      Operating (loss) income                                                 (7,060)      3,845      4,732      7,227     4,330
      Interest and other income                                                  174         569        896        479        27
      Interest (income) expense                                                   95         301         59        125       160
                                                                           ---------    --------   --------   --------   -------
      (Loss) Income before income taxes                                       (6,981)      4,113      5,569      7,581     4,197
      Income tax (benefit) expense                                            (2,439)      1,867      2,339      1,748       183
                                                                           ---------    --------   --------   --------   -------
      Net (loss) income                                                       (4,542)      2,246      3,230      5,833     4,014
                                                                           =========    ========   ========   ========   =======
      Pro forma (unaudited)
      Income before taxes                                                         --          --         --   $  7,581   $ 4,197
      Pro forma provision for incremental income taxes(1)                         --          --         --   $  3,040   $ 1,683
                                                                           ---------    --------   --------   --------   -------
      Pro forma net income                                                        --          --         --   $  4,541   $ 2,514
                                                                           =========    ========   ========   ========   =======
      Pro forma net income per share-basic                                        --          --         --   $   0.51   $  0.35
                                                                           =========    ========   ========   ========   =======
      Pro forma net income per share-diluted                                      --          --         --   $   0.51   $  0.30
                                                                           =========    ========   ========   ========   =======
      Net (loss) income per share-basic                                    $   (0.45)   $   0.22   $   0.31         --        --
                                                                           =========    ========   ========   ========   =======
      Net (loss) income per share-diluted                                  $   (0.45)   $   0.21   $   0.31         --        --
                                                                           =========    ========   ========   ========   =======
      Weighted average common and common equivalent shares outstanding -
      basic                                                                   10,198      10,338     10,369      8,845     7,200
                                                                           =========    ========   ========   ========   =======
      Weighted average common and common equivalent shares outstanding -
      diluted(2)                                                              10,198      10,473     10,524      8,990     8,354
                                                                           =========    ========   ========   ========   =======

                                                                                                 As of December 31,
                                                                           -----------------------------------------------------
                                                                              2001        2000       1999       1998      1997
                                                                           ---------    --------   --------   --------   -------
Balance Sheet Data:
      Cash and cash equivalents                                            $  12,239    $    512   $ 17,354   $ 17,545   $   470
      Working capital                                                      $  27,278    $ 27,962   $ 33,764   $ 30,790   $ 5,946
      Total assets                                                         $  42,436    $ 49,212   $ 40,584   $ 36,830   $10,638
      Total debt                                                           $      --    $  1,000   $     --   $     --   $    10
      Total shareholders' equity                                           $  34,133    $ 38,799   $ 36,606   $ 33,455   $ 7,230


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Technisource provides a wide range of technology services to a growing client base that includes many Fortune 500 corporations. The Company's services range from information technology staffing, provided through 35 branch offices in the United States, Canada and India, to project outsourcing and the procurement, configuration, and installation of computer hardware and software systems.

      From 1996 to 2001, revenues increased from $40.4 million in 1996 to $143.5 million in 2001 with billable professionals increasing from 476 at the end of 1996 to 992 at the end of 2001. An extremely uncertain economy in 2001 resulted in the first year-over-year decrease in revenues and in billable professionals in the Company's history. In 2001, 94.3% of total revenue was generated from Technology Services and 5.7% from the configuration, resale and installation of hardware and software. The Company has been adversely affected by the current recession in the United States as customers have reduced their requirement for alternative and permanent staffing and the other services provided by the Company. The Company has implemented a series of cost cutting initiatives and is committed to further cost cutting and cost controls designed to increase profitability, as more fully described under Management's Discussion and Analysis-Special Charges (Restructuring and Impairment of Long-Lived Assets). However, there can be no assurances that this increase in profitability will occur. In addition, the Company could be adversely affected by changes in laws, regulations and government policies, including the results of pending litigation and governmental activity regarding the staffing services industry, and related litigation expenses, customers' attitudes toward outsourcing and temporary personnel, any decreases in rates of unemployment in the future and higher wages sought by temporary workers, especially those in certain technical fields often characterized by labor shortages.


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

      The number of sales, recruiting and training professionals employed by the Company decreased from 212 at December 31, 2000 to 164 at December 31, 2001. The number of general and administrative personnel decreased from 145 to 78 between those two dates. In addition, as of December 31, 2001, the Company had 21 employees at its facility in Bangalore, India, which includes one billable professional.

      Since the Company's inception on March 25, 1987, the Company has increased the number of billable professionals it deploys through the development, refinement and replication of Development Triangles. Each Development Triangle is typically comprised of one Account Manager, one or more recruiters and a group of billable technology professionals. The number of Development Triangles grew from 17 at December 31, 1996 to 62 at December 31, 2001. Although the Company's operating margins may be adversely affected during periods following large increases in the number of Development Triangles, the Company's initial investment in infrastructure is leveraged as Development Triangles mature and the sales and recruiting personnel achieve greater levels of productivity.

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

      The Company's Reseller products range from personal computers and personal computing software to sophisticated computer network hardware and software. To further its Reseller efforts, the Company often assists its customers with the selection, the configuration and the installation of the systems purchased. The Company generally recognizes Reseller revenue at the time the product is received by the customer. In instances where the product is shipped directly to the customer from the Company's vendor, the Company never takes title to the product and the revenue is recorded as commission revenue, net of related costs. The Company's Reseller Sales experience a range of gross profit margins depending on the size of the sale, the sophistication of the hardware and software, and the level of assistance provided to the customer in selecting, configuring, and installing the products. For the year ended December 31, 2001, Reseller Sales revenue was $6.9 million with gross profit margin of 15.8%. In 2000, Reseller Sales revenue was $11.2 million with a gross profit margin of 14.1%. Hardware Commissions remained relatively flat at $1.3 million for fiscal 2001 as compared to $1.4 million for fiscal 2000.

Results of Operations

      The following table shows the percentage of total revenues for the periods indicated:

                                                      Years ended December 31,
                                                      2001       2000      1999
                                                    ------     ------    ------
Technology services revenue                           94.3%      91.8%     87.6%
Reseller sales and hardware commission                 5.7%       8.2      12.4
                                                    ------     ------    ------
Total revenue                                        100.0      100.0     100.0

Technology services cost of services                  71.5       66.9      65.2
Reseller cost of services                              4.1        6.3      10.7
                                                    ------     ------    ------
Total cost of revenue                                 75.6       73.2      75.9
                                                    ------     ------    ------
Gross Profit                                          24.4       26.8      24.1
                                                    ------     ------    ------
Selling, general and administrative expenses          24.1       24.3      20.6
Impairment of long-lived assets                        3.9         --        --
Restructuring costs                                    1.3         --        --
                                                    ------     ------    ------
Operating (loss) income                               (4.9)       2.5       3.5
Other income                                           0.1        0.2       0.6
                                                    ------     ------    ------
(Loss) income before income taxes (benefit)           (4.8)       2.7       4.1
Income taxes (benefit)                                (1.7)       1.2       1.7
                                                    ------     ------    ------
Net (Loss) Income                                     (3.1)%      1.5%      2.4%
                                                    ======     ======    ======

Critical Accounting Policies

      We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operation where such polices affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 on Form 10-K. Note that our preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

      Revenue and Accounts Receivable

      The Company generally recognizes Technology Services revenue from temporary assignments and consulting engagements at the time services are performed, while service revenues generated from direct placement services are recognized at the time the customer decides to hire a candidate supplied by the Company. Reseller revenue is recognized when title passes to the customer. However, when the Company does not take title to the product, revenue is recognized as commission revenue when the customer receives the product, net of related costs.

      We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experiences and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our accounts receivable balance as of December 31, 2001 was $20.3 million, net of allowance for doubtful accounts of $2 million.

      Goodwill

      We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, decrease in demand for our services, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the undiscounted cash flow method. The estimated cash flows are then compared to our goodwill amounts; if the unamortized balance of the goodwill exceeds the discounted cash flows, the excess of the unamortized balance is written off. For the year ended December 31, 2001, the estimated undiscounted future cash flows generated by certain offices were less than their respective unamortized intangible amounts. The carrying values of the intangibles associated with these offices were reduced to fair market value. This resulted in a pre-tax charge of $5.6 million, which was recorded as impairment of long-lived assets on the statement of operations for the year ended December 31, 2001.

      We will adopt SFAS No. 142 in the first quarter of 2002. With the adoption of SFAS No. 142, we will assess the impact based on a two-step approach to assess goodwill based on applicable reporting units and will reassess any intangible assets, including goodwill, recorded in connection with our previous acquisitions. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We are currently assessing, but have not yet determined the impact of adoption of SFAS No. 142 will have on our consolidated financial statements. As of December 31, 2001, we had unamortized goodwill of $1.6 million.

Years Ended December 31, 2001 and 2000

Revenues

      Technology Services. The Company's Technology Services revenues decreased 3.3% to $135.3 million in 2001 from $139.9 million in 2000. The decrease in 2001 resulted from a weak economy during most of the year, which generally reduced the demand for IT services. This was especially marked in the telecommunications and technical sectors where the company historically has a significant customer base. The Company's success at adding and developing customers during the year in less impacted sectors, like government, pharmaceuticals, and financial services, lessened the decline in revenue. The total number of client divisions and business units billed decreased to 851 during the year ended December 31, 2001 from 874 during year ended December

31, 2000. The number of IT professionals working for the Company decreased to 992 as of December 31, 2001 from 1,386 as of December 31, 2000.

      Reseller. The Company's Reseller revenues decreased to $6.9 million for the year ended December 31, 2001 from $11.2 million in 2000, as general economic conditions resulted in a greatly reduced demand for computer hardware and software. Reseller revenues represented approximately 4.8% of the total company revenue for 2001, down from 7.3% in 2000.

      Hardware Commissions. For the year ended December 31, 2001, $8.0 million was shipped directly from vendors to customers resulting in $1.3 million of commission revenue, compared to $9.7 million direct shipped in 2000 yielding $1.4 million of commission revenue. When product is shipped directly from a vendor to a customer, the company recognizes as commission revenue the sale price net of the related costs of product and installation.

Gross Profit

      Technology Services. The Company's Technology Services cost of revenues consists primarily of salaries, benefits and expenses for the Company's IT professionals and other direct costs associated with providing services to clients. Technology Services gross profit decreased to $32.7 million for the year ended December 31, 2001 from $37.9 million for the same period in 2000 following lower sales and a decrease in the gross profit margin. As a percentage of Technology Services revenue, Technology Services gross profit margin decreased to 24.2% in 2001 from 27.1% in 2000. This decrease in gross profit margin is attributable to lower fees from direct placement services and changes in consultant mix. Many higher margin programmer consultants were terminated as customers put development projects on hold.

      Reseller. The Company's Reseller cost of revenues consists primarily of direct costs associated with the products and installation services provided to the clients. Gross profit which are net of costs, decreased to $1.1 million in 2001 from $1.6 million in 2000. Gross profit margins on Reseller Sales increased to 15.8% in 2001 from 14.1% in 2000. This increase in gross profit is attributable to a shift in sales toward higher margin network and storage devices, and installation services.

      Hardware Commissions. Hardware Commissions remained relatively flat between the years at $1.3 million in 2001 and $1.4 million in 2000.

Selling, General and Administrative Expenses

      Technology Services. Technology Services selling, general and administrative expenses consist primarily of costs associated with the Technology Services division's direct selling and marketing efforts, human resources and recruiting departments, administration, training and facilities. Technology Services selling, general and administrative expenses decreased 6.9% to $32.5 million for year ended December 31, 2001 from $34.8 million for year ended December 31, 2000. As a percentage of Technology Services revenues, Technology Services selling, general and administrative expenses decreased to 24.0% in 2001, from 25.0% in 2000. The decrease in expenses in 2001 related to reductions in the average number of both field and administrative headcount, lower commissions and bonuses related to lower sales and the general lack of growth between the two periods and a lower provision for doubtful accounts. Expenses in 2000 included $2.0 million for bad debt that was recorded to reflect uncollectable accounts, many related to dot-com sector clients. The number of field and administrative headcount decreased from 357 as of December 31, 2000 to 262 as of December 31, 2001.

      Reseller. Reseller and hardware commission selling, general and administrative expenses consist primarily of costs associated with Reseller direct selling and marketing efforts, human resources and sales departments, administration and facilities. Reseller selling, general and administrative expenses decreased to $2.1 million for year ended December 31, 2001 from $2.3 million for year ended December 31, 2000. As a percentage of revenues and commissions, the selling, general and administrative expenses for the Reseller Division increased to 26.1% in 2001 from 18.1% in 2000. Selling, general and administrative expenses decreased slightly in absolute dollars related to lower commissions and increased as a percentage of revenues and commissions consistent with lower sales.

Special Charges

      In 2001, the Company recorded special charges for the impairment of goodwill/long-lived assets and for restructuring expenses. An impairment charge of $5.6 million was recorded to write-down goodwill and other intangible assets associated with the acquisitions of PRISM, MDS and some of the assets acquired from Broadreach Consulting. Declining economic conditions in the geographies of these offices and loss of major clients caused a significant decrease in the demand for technology services from the customers they serve. This resulted in decreased revenues and cash flows, and lower expectations for future growth. In analyzing these significant changes, management evaluated the recoverability of the goodwill and other long-lived assets associated with these acquisitions in accordance with Financial Accounting Standard Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." An impairment charge was recorded because the expected future net cash flows expected to be generated from these acquisitions was less than the carrying value of the related long-lived assets.

      The Company also recorded $1.9 million of restructuring expenses during 2001 related to reductions in both the field and administrative workforce, and the closing, downsizing or consolidation of several field office locations. Accrued restructuring costs are comprised of $1.2 million for severance payments with the remainder for lease terminations and the disposal of furniture and equipment related to office closures. The severance payments will be made over periods ranging from one to three years.

Net Interest Income and Expense

      Interest income was $174,111 for the year ended December 31, 2001, as compared to $569,278 for the year ended December 31, 2000. This change is related to lower cash balances following investments in acquisitions and working capital. Interest expense decreased from $300,871 in 2000 to $95,246 in 2001. During 2000, the Company used its bank line of credit to fund acquisitions. The bank line of credit was not used during 2001.

Income Taxes

      Income taxes for 2001 and 2000 reflect an effective income tax rate of 34.9% and 45.4%, respectively. This decrease relates to decreases in state taxes and in permanently nondeductible expenses for tax purposes.

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

      Reseller. The Company's Reseller revenues decreased to $11.2 million for the year ended December 31, 2000 from $16.5 million in 1999. Reseller revenues in 1999 included an unusually large individual sale of $4.4 million. Reseller revenues represented approximately 8.2% of the total company revenue for 2000, down from 12.0% in 1999.

      Hardware Commissions. For the year ended December 31, 2000, $9.7 million was shipped directly from vendors to customers resulting in $1.4 million of commission revenue, compared to $7.6 million direct shipped in 1999 yielding $597,651 of commission revenue.

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

      Reseller. The Company's Reseller cost of revenues consists primarily of direct costs associated with the products provided to the clients. Gross profit decreased to $1.6 million in 2000 from $1.7 million in 1999. As a percentage of Reseller revenues, Reseller gross profit increased to 14.1% in 2000 from 10.2% in 1999. This increase in gross profit is attributable to the Reseller's increase in the mix of higher margin network hardware and software sold.

      Hardware Commissions. Hardware Commission revenue increased 132.5%, from $597,651 to $1.4 million.

Selling, General and Administrative Expenses

      Technology Services. Technology Services selling, general and administrative expenses consist primarily of costs associated with the Technology Services division's direct selling and marketing efforts, human resources and recruiting departments, administration, training and facilities. Technology Services selling, general and administrative expenses increased 22.5% to $34.8 million for year ended December 31, 2000 from $27.1 million for year ended December 31, 1999. As a percentage of revenues, Technology Services selling, general and administrative expenses increased to 24.8% in 2000, from 22.5% in 1999. Expenses in 2000 include $2.0 million for bad debt that was recorded to reflect doubtful accounts identified, many related to dot-com sector clients. The increase is primarily attributable to the acquisition of MDS, PRISM and Broadreach, which increased the number of sales and recruiting professionals and administrative employees during this period.

      Reseller. Reseller selling, general and administrative expenses consist primarily of costs associated with Reseller direct selling and marketing efforts, human resources and sales departments, administration and facilities. Reseller and Hardware Commissions selling, general and administrative expenses increased to $2.3 million for year ended December 31, 2000 from $1.3 million for year ended December 31, 1999. As a percentage of revenues, the selling, general and administrative expenses for the Reseller Division increased to 18.1% in 2000 from 7.6% in 1999. The increase in selling, general and administrative expenses is attributed to an increase in personnel and bad debt expense. In addition, beginning in 2000, $414,000 of corporate shared services expenses was charged to the Reseller Division.

Net Interest Income and Expense

      Interest income was $569,278 for the year ended December 31, 2000, as compared to $895,872 for the year ended December 31, 1999. This change is related to lower cash balances following investments in acquisitions and working capital. Interest expense increased from $58,898 in 1999 to $300,871 in 2000. This increase is attributable to the use of the bank line of credit during the year to fund acquisitions.

Income Taxes

      Income taxes for 2000 and 1999 reflect an effective income tax rate of 45.4% and 42.0%, respectively. This increase is primarily attributed to an increase in state taxes and to an increase in permanently nondeductible expenses for tax purposes such as meals and entertainment.

Liquidity and Capital Resources

      The Company's primary sources of liquidity have been cash flow from operations and borrowing availability under its $25 million bank line of credit. Cash and cash equivalents and working capital were $12.2 million and $27.7 million, respectively, at December 31, 2001 compared to $512,000 and $28.2 million, respectively, as of December 31, 2000. Included in other current liabilities at year-end 2001 is $1.9 million of accrued restructuring charges and at year-end 2000, outstanding checks in excess of cash balances of approximately $1.5 million. There were no borrowings under the line of credit at either year-end date and the line has subsequently expired.

      Net cash provided by operating activities was approximately $15.0 million for the year ended December 31, 2001, compared to $9.3 of cash used in operations in 2000. Most of the operating cash provided came from a $16.2 million decrease in accounts receivable, recovering an increase in accounts receivable of $16.3 million in 2000. The decrease in accounts receivable relates to both lower sales and to improved collection efforts as measured by the number of days sales outstanding ("DSO") in accounts receivable. DSO decreased from 74 days at December 31, 2000 to 64 days at December 31, 2001. The increase in accounts receivable during 2000 was attributable to the growth in sales and to several large customers adopting third party billing relationships to reduce the number of vendors with whom they do business. In situations where the Company invoices through a third party, the Company has generally experienced a delay in receipt of payment compared to situations where the Company invoices directly to the customer. Third parties do not remit payment to the Company until they have received payment from their clients.

      Net cash used in investing activities was approximately $550,000 for the year ended December 31, 2001 as compared to $8.9 million during 2000. Investment activities during 2001 consisted exclusively of equipment purchases. During 2000, almost $7.7 million was invested in the acquisitions of MDS Consulting Services, Inc. in Hartford, Connecticut; PRISM Group, LLC and PRISM Group Consulting, LLC in San Francisco, California; and the offices of Broadreach Consulting, Inc. in Jacksonville, Florida; Phoenix, Arizona; Philadelphia, Pennsylvania and Raleigh, North Carolina.

      Net cash used in financing activities was $2.7 million for the year ended December 31, 2001 as compared to $1.3 million provided by financing activities for 2000. The change in cash provided by financing activities is related to the decrease in the bank overdraft of $1.5 million and payment of a $1.0 million note in connection with the PRISM acquisition.

      On January 29, 1999, the Company established a line of credit with a bank that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Under the bank line of credit, interest is payable monthly at LIBOR plus 1.4%. The line of credit expires April 30, 2002. There were no borrowings against the line of credit as of December 31, 2001 or December 31,2000. The line of credit expired unused subsequent to December 31, 2001.

      On February 18, 2000, the Company acquired substantially all of the assets of MDS Consulting, Inc. of Hartford, Connecticut, for approximately $800,000 cash and acquisition costs. The total consideration associated with the acquisition was approximately $948,000. On March 1, 2000, the Company used funds from the line of credit to acquire substantially all of the assets and certain liabilities of PRISM Group, LLC and PRISM Group Consulting, LLC, both of San Francisco, California. The total consideration associated with the acquisition of the two companies was approximately $4,570,000. The Company acquired IT consulting professionals and a secure facility in Phoenix, Arizona along with IT consulting professionals in Orlando and Jacksonville, Florida; Raleigh, North Carolina; and Philadelphia, Pennsylvania from Broadreach Consulting, Inc., a privately held company. The total consideration associated with the acquisition, was approximately $3.0 million.

      On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan pursuant to which the Company can repurchase up to $1 million of the Company's common stock on the open market. On November 28, 2001, the Company discontinued the Stock Repurchase Plan. As of such date, the Company had repurchased 225,900 shares of its common stock at an aggregate cost to the Company of approximately $567,000 under the Stock Repurchase Plan.

      The Company anticipates that its primary uses of cash in future periods will be to fund accounts receivable incident to sales growth, the internal development of new offices and services, investments in its management information systems and possibly acquisitions. The Company currently has no commitments with respect to any potential acquisitions.

      The Company believes that the existing cash and cash equivalents, and cash flow from operations will be sufficient to meet the Company's presently anticipated cash needs for at least the next twelve months

New Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

      The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 are continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

      Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. Management does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. Management does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

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

      Although the Company believes that it relies on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

            . general economic, competitive and other business conditions including the effects of the current recession in the U.S. and European economies, the length and depth of the recession and the timing of the recovery;

            . the continued financial strength of the Company's customers, some of which have announced layoffs, unfavorable financial results and lowered financial expectations for the near term;

            . the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services;

            . material changes in demand from larger customers due to recent economic events; and

            . maintaining preferred vendor status with our customers.

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

Concentration of Technology Services Revenues

      The Company's Technology Services division derives a significant portion of its revenues from a limited number of clients. The Company's top ten Technology Services clients accounted for approximately 36%, 38%, and 52% of its Technology Services revenues in 2001, 2000, and 1999, respectively. There can be no assurance that these clients will continue to engage the Company for additional projects or do so at the same revenue levels. Clients engage the Company on an assignment-by-assignment basis, and a client can generally terminate an assignment at any time without penalty. Conditions affecting any of the Company's significant clients could cause such clients to reduce their usage of the Company's services for reasons unrelated to the Company's performance. The loss of any significant client or a decrease in the revenues generated from such a client could have a material adverse effect of the Company's business, operating results and financial condition.

Ability to Manage Growth

      Until 2001, the Company experienced rapid growth that placed significant demands on the Company's managerial, administrative and operational resources. Revenues grew from $40.4 million in 1996 to $143.5 million in 2001. The Company's continued growth depends on its ability to hire recruiting professionals and to hire or deploy additional technology professionals. Effective management of the Company's growth will require the Company to improve its operational, financial and other management processes and systems. The Company's failure to manage growth effectively could have a material adverse effect on its business, operating results and financial condition.

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

Dependence on Key Employees

      The success of the Company is highly dependent on the efforts and abilities of its key employees, including C. Shelton James, Chief Executive Officer, James F. Robertson, President and Chief Operating Officer, and Andrew
C. Hill, Executive Vice President and Chief Financial Officer. Although the Company has entered into employment agreements with these individuals, such agreements do not guarantee that these individuals will continue their employment with the Company or that non-compete covenants provided will be enforceable. The loss of the services of these or other key employees for any reason including, resignation to join a competitor or to form a competing company, and any resulting loss of existing or potential clients to any such competition could have a material adverse effect on the Company's business, operating results and financial condition.

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

Stock Price Volatility

      The NASDAQ National Market initial listing requirements include a requirement that there be at least three market makers for the Company's Common Stock. Currently, the Company has one market maker. Maintaining the Company's listing on the NASDAQ National Market depends upon the Company's ability to meet the specific listing requirements such as the total number of stockholders and average monthly trading volume, a minimum trading price for the Company's shares and a minimum number of market makers for the Company's shares. There can be no assurance that the Company will be able to maintain its listing on the NASDAQ National Market or that an active public market in the Common Stock will be sustained. The NASDAQ National Market has from time to time experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of particular companies. In addition, factors such as announcements of technological innovations, new products or services, or new client engagements by the Company or its competitors or third parties conditions and trends in the technology services industry and general market conditions may have a significant impact on the market price of the Common Stock. The market price for the Common Stock may also be affected by the Company's ability to meet analysts' or other market expectations, and any failure or anticipated failure to meet such expectations, even if minor, could have a material adverse effect on the market price of the Common Stock.

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

Control by Principal Shareholders

      Mr. Joseph W. Collard and Mr. James F. Robertson beneficially own approximately 34.6% and 32.6% respectively, of the outstanding shares of Common Stock. As a result, Mr. Collard and Mr. Robertson retain the voting power to exercise control over the election of directors and other matters requiring a vote of the shareholders of the Company. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company and may also impede or preclude transactions in which shareholders might otherwise receive a premium for their shares over the current market prices.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company owns no derivative financial instruments or derivative commodity instruments. The Company does not derive a significant amount of revenues from international operations and does not believe that it is exposed to material risks related to foreign currency exchange rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page

Independent Auditors' Report...............................................   F2

Consolidated Balance Sheets as of December 31, 2001 and 2000...............   F3

Consolidated Statements of Operations for the Years Ended
December 31, 2001, 2000 and 1999...........................................   F4

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2001, 2000, and 1999..........................................   F5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999...........................................   F6

Notes to Consolidated Financial Statements.................................   F8


                                       F1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Technisource, Inc.:

We have audited the accompanying consolidated balance sheets of Technisource, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as of and for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technisource, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule of valuation and qualifying accounts when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Fort Lauderdale, Florida
February 12, 2002

                                       F2

                       TECHNISOURCE, INC AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           2001            2000
                                                                                       ------------    ------------

                                                            ASSETS
Current assets:
         Cash and cash equivalents                                                     $ 12,239,428    $    511,545
         Trade accounts receivable, less allowance for doubtful
              accounts of $1,984,988 and $1,633,714 as of December 31, 2001
              and December 31, 2000, respectively                                        20,251,195      36,445,074
         Prepaid expenses and other current assets                                          728,431         657,908
         Prepaid income taxes                                                             1,316,900         107,490
         Deferred tax asset, current                                                      1,045,014         653,135
                                                                                       ------------    ------------
                   Total current assets                                                  35,580,968      38,375,152
Property and equipment, net                                                               1,640,641       2,243,197
Due from shareholders and employees                                                         392,011         235,946
Other assets                                                                                192,732         199,927
Intangible assets                                                                         1,612,966       7,969,158
Deferred tax asset, noncurrent                                                            3,016,270         188,655
                                                                                       ------------    ------------
                   Total assets                                                        $ 42,435,588    $ 49,212,035
                                                                                       ============    ============
                                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                              $    854,849    $  1,120,887
         Other current liabilities                                                        7,447,823       8,291,980
         Note payable                                                                            --       1,000,000
                                                                                       ------------    ------------
                   Total current liabilities                                              8,302,672      10,412,867

Commitments and contingencies
Shareholders' equity:
         Common stock, $0.01 par value, 50,000,000 shares authorized,
              10,159,100 and 10,273,400 issued and outstanding as of
              December 31, 2001 and December 31, 2000, respectively                         103,850         103,850
         Additional paid-in capital                                                      30,369,723      30,307,916
         Retained earnings                                                                4,226,316       8,768,683
         Less: Treasury stock at cost, 225,900 and 111,600 shares as of December 31,
              2001 and December 31, 2000, respectively                                     (566,973)       (381,281)
                                                                                       ------------    ------------
                   Total shareholders' equity                                            34,132,916      38,799,168
                                                                                       ------------    ------------
                   Total liabilities and shareholders' equity                          $ 42,435,588    $ 49,212,035
                                                                                       ============    ============

See accompanying notes to consolidated financial statements.


                                       F3

                       TECHNISOURCE, INC AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                           Years ended December 31,
                                                                        -----------------------------------------------------------
                                                                             2001                   2000                   1999
                                                                        -------------          -------------          -------------
Revenues
                  Technology Services                                   $ 135,295,053          $ 139,910,681          $ 120,539,780
                  Reseller Sales                                            6,902,490             11,168,261             16,462,081
                  Hardware Commissions                                      1,260,426              1,389,509                597,651
                                                                        -------------          -------------          -------------
                                                                          143,457,969            152,468,451            137,599,512
Cost of revenues
                  Technology Services                                     102,597,029            101,980,691             89,695,848
                  Reseller Sales                                            5,814,020              9,593,449             14,777,161
                                                                        -------------          -------------          -------------
                                                                          108,411,049            111,574,140            104,473,009
                                                                        -------------          -------------          -------------
                  Gross profit                                             35,046,920             40,894,311             33,126,503
                                                                        -------------          -------------          -------------

Selling, general and administrative expenses                               34,648,870             37,049,395             28,394,562
Impairment of long-lived assets                                             5,590,441                     --                     --
Restructuring costs                                                         1,867,472                     --                     --
                                                                        -------------          -------------          -------------
                  Operating expenses                                       42,106,783             37,049,395             28,394,562
                                                                        -------------          -------------          -------------
                  Operating (loss) income                                  (7,059,863)             3,844,916              4,731,941
                                                                        -------------          -------------          -------------
Other income (expense):
         Interest and other income                                            174,111                569,278                895,872
         Interest expense                                                     (95,246)              (300,871)               (58,898)
                                                                        -------------          -------------          -------------
                  (Loss) income before taxes                               (6,980,998)             4,113,323              5,568,915
Income tax (benefit) expense                                               (2,438,631)             1,867,449              2,338,943
                                                                        -------------          -------------          -------------
                  Net (loss) income                                     $  (4,542,367)         $   2,245,874          $   3,229,972
                                                                        =============          =============          =============
         Net (loss) income per share-basic                              $       (0.45)         $        0.22          $        0.31
                                                                        =============          =============          =============
         Net (loss) income per share-diluted                            $       (0.45)         $        0.21          $        0.31
                                                                        =============          =============          =============
Weighted average common shares
          outstanding-basic                                                10,197,979             10,338,100             10,368,542
                                                                        =============          =============          =============
Weighted average common shares
          outstanding-diluted                                              10,197,979             10,472,521             10,523,575
                                                                        =============          =============          =============

See accompanying notes to consolidated financial statements.


                                       F4

                       TECHNISOURCE, INC AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                      Common Stock
                                              --------------------------     Additional     Treasury      Retained
                                                Shares          Amount     Paid-in Capital    Stock        Earnings       Total
                                             ---------------------------   ---------------  ---------     ----------    -----------
Balance at December 31, 1998                  10,385,000     $   103,850     $30,057,853    $      --     $3,292,837    $33,454,540
                                             -----------     -----------     -----------    ---------     ----------    -----------
      Distribution to shareholders                                               (57,773)                                   (57,773)
      Treasury stock                                                                         (150,000)                     (150,000)
      Deferred compensation                                                      129,168                                    129,168
      Net income                                                                                           3,229,972      3,229,972
                                             -----------     -----------     -----------    ---------     ----------    -----------
Balance at December 31, 1999                  10,385,000         103,850      30,129,248     (150,000)     6,522,809     36,605,907
                                             -----------     -----------     -----------    ---------     ----------    -----------
      Treasury stock                                                                         (231,281)                     (231,281)
      Deferred compensation                                                      178,668                                    178,668
      Net income                                                                                           2,245,874      2,245,874
                                             -----------     -----------     -----------    ---------     ----------    -----------
Balance at December 31, 2000                  10,385,000         103,850      30,307,916     (381,281)     8,768,683     38,799,168
                                             -----------     -----------     -----------    ---------     ----------    -----------
      Treasury stock                                                                         (185,692)                     (185,692)
      Deferred compensation                                                       61,807                                     61,807
      Net loss                                                                                            (4,542,367)    (4,542,367)
                                             -----------     -----------     -----------    ---------     ----------    -----------
Balance at December 31, 2001                  10,385,000     $   103,850     $30,369,723    $(566,973)    $4,226,316    $34,132,916
                                             ===========     ===========     ===========    =========     ==========    ===========

See accompanying notes to consolidated financial statements.


                                       F5

                       TECHNISOURCE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                     Years ended December 31,
                                                                                   ------------------------------------------------
                                                                                       2001              2000              1999
                                                                                   ------------      ------------      ------------
Cash flows from operating activities:
      Net (loss) income                                                            $ (4,542,367)     $  2,245,874      $  3,229,972
      Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
          Depreciation and amortization                                               1,918,050         1,632,835         1,363,442
          Loss on disposition of fixed assets                                                --            80,603                --
          Deferred taxes, net                                                        (3,219,494)         (260,631)         (382,859)
          Deferred compensation                                                          61,807           178,668           129,168
          Impairment of long-lived assets                                             5,590,441                --                --
          Changes in assets and liabilities:
               Decrease (Increase) in trade accounts receivable                      16,193,879       (16,291,733)       (2,785,589)
               Decrease (Increase) in due from shareholders and
                   employees                                                           (156,065)          112,660          (228,009)
               Decrease (Increase) in prepaid expenses and other assets                 (63,328)          348,697          (488,559)
               Decrease (Increase) in prepaid income taxes                           (1,209,410)          307,860          (415,350)
               Increase (Decrease) in accounts payable                                 (266,038)          449,437          (354,444)
               Increase (Decrease) in other current liabilities                         687,731         1,933,222         1,843,121
               Increase (Decrease) in income tax payable                                     --                --          (624,378)
                                                                                   ------------      ------------      ------------
Net cash provided by (used in) operating activities                                  14,995,206        (9,262,508)        1,286,515
                                                                                   ------------      ------------      ------------
Cash flows from investing activities:
      Issuance of note receivable                                                            --          (154,829)               --
      Purchases of property and equipment                                              (549,743)       (1,048,063)       (1,157,222)
      Acquisitions of businesses, net of cash acquired                                       --        (7,677,442)               --
                                                                                   ------------      ------------      ------------
Net cash used in investing activities                                                  (549,743)       (8,880,334)       (1,157,222)
                                                                                   ------------      ------------      ------------
Cash flows from financing activities:
      Borrowings on line of credit                                                           --         7,510,000                --
      Repayments on line of credit                                                           --        (7,510,000)               --
      Repayment on notes payable                                                     (1,000,000)               --                --
      Distribution to shareholders                                                           --                --          (170,696)
      Purchase of treasury stock                                                       (185,692)         (231,281)         (150,000)
      (Decrease) increase in cash overdraft                                          (1,531,888)        1,531,888                --
                                                                                   ------------      ------------      ------------
Net cash (used in) provided by financing activities                                  (2,717,580)        1,300,607          (320,696)
                                                                                   ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                                 11,727,883       (16,842,235)         (191,403)
Cash and cash equivalents, beginning of period                                          511,545        17,353,780        17,545,183
                                                                                   ------------      ------------      ------------
Cash and cash equivalents, end of period                                           $ 12,239,428      $    511,545      $ 17,353,780
                                                                                   ============      ============      ============


                                       F6

                       TECHNISOURCE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                                                 Years ended December 31
                                                                                  --------------------------------------------------
                                                                                      2001                2000               1999
                                                                                  -----------          ----------         ----------
Supplemental disclosure of cash flow information:
      Interest paid                                                               $   161,721          $  234,396         $   58,898
                                                                                  ===========          ==========         ==========
      Income taxes paid                                                           $ 1,990,273          $1,572,554         $3,761,530
                                                                                  ===========          ==========         ==========
Supplemental disclosure of MDS acquisition:
      Total purchase price                                                                             $  947,668
      Less:
                Fixed asset valuation                                                                     (10,786)
                Other assets valuation                                                                     (3,355)
                Other intangible assets valuation                                                         (24,101)
                                                                                                       ----------
      Amount included in goodwill                                                                      $  909,426
                                                                                                       ==========
Supplemental disclosure of PRISM acquisition:
      Total purchase price                                                                             $4,569,954
      Less:
                Accounts receivable valuation                                                          (1,595,317)
                Fixed asset valuation                                                                     (36,369)
                Prepaid expenses and other assets valuation                                               (71,100)
                Other intangible assets valuation                                                        (283,122)
      Add:
                Accounts payable valuation                                                                302,251
                Accrued liabilities valuation                                                           1,217,478
                                                                                                       ----------
      Amount included in goodwill                                                                      $4,103,775
                                                                                                       ==========
Supplemental disclosure of Broadreach acquisition:
      Total purchase price                                                                             $3,160,348
      Less:
                Fixed asset valuation                                                                     (81,191)
                Deposits                                                                                   (3,239)
                Other asset valuation                                                                    (100,000)
                                                                                                       ----------
      Amount included in goodwill                                                                      $2,975,918
                                                                                                       ==========

See accompanying notes to consolidated financial statements.


                                       F7

                       TECHNISOURCE, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

(1)   Summary of Significant Accounting Policies

      (a)   Organization and Description of Business

                  The accompanying consolidated financial statements include
            Technisource, Inc. and its wholly owned subsidiaries (the "Company"). The subsidiaries include TSRC.net, Inc., TSRC of Florida, Inc., Technisource Hardware, Inc., Technisource, LLC, Technisource (Mauritius) Limited, and Technisource Technology Consulting Private Limited, and former subsidiaries, Technisource of Florida, Inc., TSRC-BR Corporation and DFI Acquisition Corporation.

                  The Company is primarily an information technology ("IT")
            services and consulting firm, providing technology service professionals principally on a time and materials basis to organizations with IT needs. As of December 31, 2001, the Company had 35 branch office locations.

      (b)   Basis of Presentation

                  All significant intercompany balances and transactions have been eliminated in consolidation.

      (c)   Cash Equivalents

                  The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of approximately $12.5 million in overnight repurchase and money market accounts at December 31, 2001. Included in other current liabilities are outstanding checks in excess of cash balances of approximately $1,531,000 at December 31, 2000.

      (d)   Fair Value of Financial Instruments

                  The carrying amounts for cash and cash equivalents, accounts receivable, due from shareholders and employees, accounts payable, accrued liabilities and note payable approximate fair value due to the short maturity of these instruments.

      (e)   Property and Equipment

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


                                       F8

                       TECHNISOURCE, INC AND SUBSIDIARIES

      (f)   Intangible Assets

                  Intangible assets represent the excess of the purchase price over the fair value of net assets acquired for the acquisitions of PRISM Group Consulting, LLC, PRISM Group, LLC, MDS Consulting Services, Inc., and certain assets of Broadreach Consulting, Inc. Intangible assets, which are allocated between identifiable intangible assets, such as non-compete agreements, workforce in place and customer lists, are amortized on a straight-line basis over the expected periods to be benefited generally, three to five years, and 15 years for goodwill. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved. For the year ended December 31, 2001, the Company recorded an impairment charge related to the intangible and goodwill assets related to PRISM, MDS and certain Broadreach locations (see note 3).

      (g)   Other Assets

                  Other assets consist primarily of security deposits related to operating lease agreements.

      (h)   Other Current Liabilities

                  Other current liabilities consist of accrued payroll and
            payroll taxes, bank overdraft, sales taxes payable, accrued acquisition payables, professional fees, contractor services, reserve for restructuring costs and other accrued expenses.

      (i)   Income Taxes

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

      (j)   Stock Options

                  The Company applies the intrinsic value-based method of
            accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25," to account for its fixed plan


                                       F9

                       TECHNISOURCE, INC AND SUBSIDIARIES

            stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

      (k)   Company-owned Life Insurance

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

      (l)   Use of Estimates

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare their consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from the Company's estimates.

      (m)   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
            Of

                  The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. In connection with the intangible and goodwill impairment, the Company recorded a charge of approximately $31,000 related to assets to be disposed of as a result of office closures for the year ended December 31, 2001. The impairment charge is recorded in restructuring expenses in the statement of operations (note 15).


                                      F10

                       TECHNISOURCE, INC AND SUBSIDIARIES

      (n)   Revenue Recognition

                  The Company generally recognizes Technology Services revenue from temporary assignments and consulting engagements at the time services are performed, while service revenues generated from direct placement services are recognized at the time the customer decides to hire a candidate supplied by the Company. Reseller revenue is recognized when the product is received and accepted by the customer. However, when the Company does not take title to the product, revenue is recognized as commission revenue when the customer receives the product, net of related costs.

      (o)   Segment Reporting

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

      (p)   Advertising Costs

                  The Company expenses all advertising costs as incurred. The total amounts charged to operations for advertising for the years ended December 31, 2001, 2000 and 1999, are approximately $296,000, $329,000 and $969,000, respectively.

      (q)   Recently Issued Accounting Standards

                  In June 2001, the FASB issued SFAS No. 141, "Business
            Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

                  The Company adopted the provisions of SFAS No. 141 as of July
            1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before


                                      F11

                       TECHNISOURCE, INC AND SUBSIDIARIES

            July 1, 2001 are continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

                  Upon adoption of SFAS No. 142, the Company is required to
            evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

                  In connection with SFAS No. 142's transitional goodwill
            impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income.

                  In June 2001, the FASB issued SFAS No. 143, "Accounting for
            Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the


                                      F12

                       TECHNISOURCE, INC AND SUBSIDIARIES

            estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. Management does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

                  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. Management does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

(2)   Acquisitions

      (a)   Acquisition of MDS Consulting Services, Inc.

                  On February 18, 2000, the Company, through a wholly owned
            subsidiary, completed the acquisition of the assets of MDS Consulting Services, Inc., an IT services company, for approximately $800,000 in cash plus acquisition fees. Up to an additional $975,000 cash consideration may be paid in the form of an earn-out payable over three years based on certain specified criteria. As of December 31, 2001, the Company has paid $60,000 related to the achievement of year one goals. The transaction was accounted for under the purchase method of accounting.

      (b)   Acquisition of PRISM Group Consulting, LLC and PRISM Group, LLC

                  On March 1, 2000, the Company acquired substantially all of the assets and certain liabilities of PRISM Group Consulting, LLC and PRISM Group, LLC, IT services companies, for approximately $4,770,000 including a promissory note in the amount of $1,000,000 that matured and was paid on February 28, 2001. In connection with the acquisition, the Company utilized $3,750,000 of the bank line of credit that has been repaid as of December 31, 2001 (see note 5). The transaction was accounted for under the purchase method of accounting. The unaudited pro forma acquisition information presents the results of operation as if the acquisition had occurred on January 1, 1999. The results of operations give effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt and income taxes. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of fiscal 1999 as described above or of the results that may occur in the future.


                                      F13

                       TECHNISOURCE, INC AND SUBSIDIARIES

                                               Pro forma (unaudited)
                                    -----------------------------------------
                                         2000                      1999
                                    ---------------           ---------------

Revenue                             $   152,941,876           $   123,676,621
Net Income                          $     2,434,773           $     5,051,807
Net Income per share - basic        $          0.24           $          0.49
Net Income per share - diluted      $          0.23           $          0.48

      (c)   Acquisition of Broadreach Consulting, Inc.

                  On June 1, 2000, the Company completed the first phase of the acquisition of certain of the assets of Broadreach Consulting, Inc., an IT services and consulting company, for approximately $650,000 in cash. On August 31, 2000, the Company completed the second phase of the acquisition of certain of the assets of Broadreach Consulting, Inc. for $975,000 in cash. The Company accrued additional post-closing payments for the two acquisitions for probable payments. In June 2001, the post-closing payments were finalized, which reduced the payments by approximately $231,000. The transactions were accounted for under the purchase method of accounting.

(3)   Intangible Assets, Net

            Intangible assets, net, consist of the following at December 31, 2001 and 2000:
                                                                Useful lives
                                   2001          2000            in years
                                -----------   -----------       ----------
Goodwill                        $ 1,760,979   $ 7,989,119            15
Other acquired intangibles           60,000       407,223           3 - 5
                                -----------   -----------
                                  1,820,979     8,396,342
Less accumulated amortization      (208,013)     (427,184)
                                -----------   -----------
                                $ 1,612,966   $ 7,969,158
                                ===========   ===========

            Amortization expense related to intangible assets for the years ended December 2001 and 2000 approximated $767,000 and $427,000, respectively.

                  During 2001, the Company experienced operating losses at
            certain office locations attributed to recent acquisitions. This current period operating loss required an impairment analysis to be performed in accordance with SFAS No. 121 and APB Opinion 17 for intangible assets. The estimated undiscounted future cash flows generated by the offices were less than their respective unamortized intangible amounts. The carrying values of the intangibles associated with these offices were reduced to fair market value. This resulted in a pre-tax charge of $5,590,000, which is recorded as impairment of long-lived assets on the statement of operations for the year ended December 31, 2001.


                                      F14

                       TECHNISOURCE, INC AND SUBSIDIARIES

(4)   Property and Equipment, Net

      Property and equipment, net, consist of the following at December 31, 2001 and 2000:

                                                                                        Useful lives
                                                      2001         2000                   in years
                                                   -----------   -----------            ------------
Office equipment                                   $ 1,556,675   $ 1,452,203                5
Computer equipment                                   2,805,633     2,464,373                3
Telephone equipment                                    457,158       421,456                5
Leasehold improvements                                 191,426       154,150              3 - 5
                                                    -----------   ----------
                                                     5,010,892     4,492,182
Less accumulated depreciation and amortization      (3,370,251)   (2,248,985)
                                                   -----------   -----------
                                                   $ 1,640,641   $ 2,243,197
                                                   ===========   ===========

            Depreciation and amortization expense related to fixed assets for the years ended December 31, 2001, 2000 and 1999, approximated $1,121,000, $1,206,000 and $1,363,000, respectively.

(5)   Line of Credit

            On January 29, 1999, as amended on March 9, 1999, the Company established a line of credit with a bank that provides for maximum borrowings of up to $25 million, $10 million of which may be used for acquisitions and $15 million of which may be used for working capital. Interest is payable monthly at a variable rate of LIBOR plus 1.4 %. An unused line fee is payable quarterly, computed at a rate equal to fifteen basis points multiplied by the average daily unused portion of the revolving credit commitment. The Company is subject to certain restrictive covenants including, but not limited to, limitations on dividends, investments, loans and advances with related parties and capital expenditures. There were no borrowings under the line of credit as of December 31, 2001 and 2000. The line of credit was available for use though December 31, 2001. Subsequent to December 31, 2001 the line of credit expired.

(6) Other Current Liabilities

            Other current liabilities consist of the following at December 31, 2001 and 2000:

                                       2001             2000
                                    ----------       ----------
Accrued payroll and benefits        $3,373,819       $3,741,947
Bank overdraft                              --        1,531,888
Accrued acquisition payables                --          716,528
Contractor services                    640,882          621,481
Vacation                               288,832          309,000
Professional fees                      293,003          303,978
Sales and business taxes               158,862          269,957
Reserve for restructuring            1,846,902               --
Other                                  845,523          797,201
                                    ----------       ----------
          Total                     $7,447,823       $8,291,980
                                    ==========       ==========

            For the year ended December 2001, the Company recorded a reserve for restructuring charges of approximately $1,847,000 consisting of $1,242,000 related to employee severance and $594,000 related to future rent commitments for office closures (note 15).


                                      F15

                       TECHNISOURCE, INC AND SUBSIDIARIES

(7)   Income Taxes

                      Income tax (benefit) expense attributable to (loss) income from continuing operations consist of:

                                       Current       Deferred         Total
                                     -----------    -----------    -----------
Year ended December 31, 2001:
        U.S. Federal                 $   655,888    $(2,630,309)   $(1,974,421)
        State and local                  124,975       (589,185)      (464,210)
                                     -----------    -----------    -----------
                                     $   780,863    $(3,219,494)   $(2,438,631)
                                     ===========    ===========    ===========
Year ended December 31, 2000:
        U.S. Federal                 $ 1,712,112    $  (218,464)   $ 1,493,648
        State and local                  415,968        (42,167)       373,801
                                     -----------    -----------    -----------
                                     $ 2,128,080    $  (260,631)   $ 1,867,449
                                     ===========    ===========    ===========
Year ended December 31, 1999:
        U.S. Federal                 $ 2,242,572    $  (306,906)   $ 1,935,666
        State and local                  479,230        (75,953)       403,277
                                     -----------    -----------    -----------
                                     $ 2,721,802    $  (382,859)   $ 2,338,943
                                     ===========    ===========    ===========

            The U.S. federal corporate income tax rate of 34%, reconciled to the effective tax rate provision, is as follows:

                                            2001        2000       1999
                                           ------      ------     ------
Statutory federal income tax rate            34.0%       34.0%      34.0%
State income taxes, net of federal
        income tax effect                     4.4         6.0        4.0
Permanently nondeductible expenses           (2.3)        4.5        3.0
Other                                        (1.2)        0.9        1.0
                                           ------      ------     ------
Total                                        34.9%       45.4%      42.0%
                                           ======      ======     ======

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

                                                        2001         2000
                                                    -----------    ---------
Deferred tax assets:
     Allowance for doubtful accounts                $   336,408    $ 334,907
     Accrued vacation                                   125,162      119,370
     Accrued liabilities                                387,163      197,455
     Depreciation and amortization                      136,064           --
     Stock based compensation                           123,802       99,798
     Property and equipment                              57,745       56,065
     Impairment and restructuring costs               2,884,036           --
     Other                                               61,454       38,436
                                                    -----------    ---------
             Total gross deferred tax assets          4,111,834      846,031
                                                    -----------    ---------
Deferred tax liabilities:
     Prepaid expenses                                   (50,550)      (4,241)
                                                    -----------    ---------
             Total gross deferred tax liabilities       (50,550)      (4,241)
                                                    -----------    ---------

             Net deferred tax assets                $ 4,061,284    $ 841,790
                                                    ===========    =========

            The Company's management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.


                                      F16

                       TECHNISOURCE, INC AND SUBSIDIARIES

(8)   Employee Benefit Plans

      (a)   Profit-Sharing Plan

                  The Company has a contributory 401(k) profit-sharing plan, which covers substantially all employees. Employees may contribute up to 15% of their annual compensation. The Company makes matching and/or profit sharing contributions at management's discretion in amounts not to exceed limitations established by the Internal Revenue Service. For the years ended December 31, 2001, 2000 and 1999, the Company did not contribute to the plan.

      (b)   Deferred Compensation Plan

                  The Company terminated the Technisource, Inc. Deferred
            Compensation Plan for its key employees during fiscal year 2000. The nonqualified plan provided a retirement benefit and a death benefit to the participants. There were no contributions to the plan made by the Company in 2000 and all current and prior year employee contributions were distributed to the participants on May 1, 2000.

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

      (d)   Incentive Stock Option Plan

                  Effective January 1, 1999, the Company adopted the
            Technisource, Inc. Long-Term Incentive Plan (the "Plan") which provides for the grant of awards such as stock appreciation rights, restricted stock grants, cash awards, nonstatutory options, and incentive stock options to management, key employees and outside directors to purchase up to an aggregate of 1,590,000 shares of authorized but unissued common stock. An additional 500,000 shares were approved by the shareholders to be available for issue as of May 31, 2000 and an additional 500,000 shares were approved by the shareholders to be available for issue May 31, 2001. The term of an incentive stock option cannot exceed 10 years with an exercise price equal to or greater than fair market value of the shares of common stock on the date of grant, or 5 years and 110% of the fair market value for the options granted to a holder of 10% or more of the voting power. The compensation committee shall determine the exercise price and term of a nonqualified option. The Plan provides for a nonstatutory stock option grant to the outside directors of the Company for 5,000 shares of common stock on such Director's initial election as a Director and, upon reelection as a board member thereafter such Director shall be granted an additional


                                      F17

                       TECHNISOURCE, INC AND SUBSIDIARIES

            option for 2,500 shares of common stock. The options granted to outside directors are exercisable on the first anniversary date of the grant in full at a price equal to the fair market value of common stock on the date of grant. The options expire ten years after the date of grant or one year after the outside director is no longer a director of the Company, whichever is earlier. At December 31, 2001, there were 678,889 additional shares available for grant under the plan.

                  The Company applies APB Opinion No. 25 in accounting for its
            Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements except for options with exercise prices below fair value on the date of grant and for the agreements under the stock option plan for the Technology Service professionals determined to be variable under APB Opinion No. 25 due to the original vesting schedule of the options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net income and pro forma net income per share would have been reduced to the pro forma amounts indicated below:

                                               Pro forma
                                ------------------------------------------
                                    2001            2000            1999
                                -----------     ----------      ----------
Net (Loss) Income:
     As reported                $(4,542,367)    $2,245,874      $3,229,972
     Pro forma                  $(5,440,414)    $1,501,229      $2,790,950

                                    2001            2000            1999
                               ------------     -----------     -----------
Basic net income per           $     (0.45)     $      0.22     $      0.31
     share-as reported
Basic net income per
     share-as adjusted         $     (0.53)     $      0.15     $      0.27
Diluted net income per
     share-as reported         $     (0.45)     $      0.21     $      0.31
Diluted net income per
     share-as adjusted         $     (0.53)     $      0.14     $      0.27

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


                                      F18

                       TECHNISOURCE, INC AND SUBSIDIARIES

      For the purpose of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model are as follows:

                                 2001               2000               1999
                          ------------------- ------------------   ------------
Expected dividend yield          0.0%               0.0%               0.0%
Expected stock volatility       58.0%              59.0%              88.8%
Risk-free interest rates         4-5%               4-7%               4-7%
Expected lives (in years)       4 - 6              4 - 6              4 - 6

Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted for the Company is $0.90 in fiscal 2001, $3.08 in fiscal 2000 and $4.13 in fiscal 1999.

      At December 31, 2001, the number of options exercisable and the weighted exercise price of those options was:

                                            Shares       Exercise Price      Weighted Average Exercise Price
-------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998           939,570      $0.01 to $14.94                  $7.44
        Granted                            594,256      $3.50 to $ 11.63                 $5.52
        Forfeited                         (366,694)     $3.88 to $14.94                  $8.60
                                       ------------
Outstanding at December 31, 1999         1,167,132      $0.01 to $14.50                  $6.00
        Granted                          1,248,857      $1.47 to $ 6.00                  $4.01
        Forfeited                         (336,076)     $1.88 to $14.50                  $6.67
        Expired                            (17,381)     $1.88 to $14.50                  $6.74
                                       ------------
Outstanding at December 31, 2000         2,062,532      $0.01 to $14.50                  $4.66
        Granted                            342,000      $1.47 to $2.31                   $1.62
        Forfeited                         (441,771)     $1.47 to $13.00                  $4.94
        Expired                            (80,985)     $1.47 to $14.50                  $5.03
                                       ------------
Outstanding at December 31, 2001         1,881,776      $0.01 to $13.75                  $3.94
                                       ============
Options exercisable at end of year         714,300      $0.13 to $11.25                  $3.21
                                       ============

                                                  Options Outstanding                                Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
                                                Weighted-Average Remaining   Weighted-Average                       Weighted-Average
Range of Exercise Prices   Number Outstanding       Contractual Life         Exercise Price    Number Exercisable    Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
$ 0.01 to 1.49                 233,613                  2.4                 $    0.18              218,158          $    0.13
$ 1.49 to 2.99                 511,875                  9.4                 $    1.94               97,417          $    2.14
$ 2.99 to 4.48                 528,600                  8.1                 $    3.57              171,292          $    3.57
$ 4.48 to 5.98                 340,796                  6.9                 $    5.49              152,996          $    5.49
$ 5.98 to 7.47                  23,425                  7.6                 $    6.03                9,175          $    6.04
$ 7.47 to 8.96                  61,252                  4.5                 $    7.94               51,252          $    7.89
$ 8.96 to 10.46                 11,400                  6.8                 $    9.97                5,400          $    9.97
$10.46 to 14.50                170,315                  6.6                 $   11.00                8,610          $   11.01
$14.50 to $14.94                   500                  6.6                     13.75                    0               0.0
                             ---------                  ---                 ---------              -------          ---------
Total                        1,881,776                  7.3                 $    3.97              714,300          $    3.21
                             =========                                                             =======


                                      F19

                       TECHNISOURCE, INC AND SUBSIDIARIES

(9)   Employment Agreements

            The Company has entered into employment agreements with three of the Company's executive officers. The agreements provide for initial terms of one to five years with total aggregate annual base salaries of approximately $685,000. Two of the employment agreements automatically renew for successive one-year terms unless terminated by either party.

            Executive officers' employment agreements contain provisions for performance bonuses and stock option awards at the discretion of the Board of Directors. The agreements also contain noncompete provisions following termination of employment.

(10)  Business and Credit Concentrations

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

            The Company provides IT staffing and consulting services to customers located in the United States, Canada, and India. The Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and employees and the cyclical and economic factors that could have an impact on those industries. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Trade accounts receivable are not normally collateralized. At December 31, 2001 and 2000, approximately 9% and 14%, respectively, of the Company's accounts receivable were represented by one customer. Five customers accounted for 26% and 32% of the accounts receivable balance at December 31, 2001 and 2000, respectively. Two customers accounted for approximately 11%, 18% and 22% of Technology Services revenue for the years ended December 31, 2001, 2000, and 1999, respectively. The top ten customers accounted for approximately 34% and 38% of total consolidated revenue for the years ended December 31, 2001 and 2000, respectively. The Company estimates an allowance for doubtful accounts based on the historical experience and specific-identification methods for creditworthiness of its customers. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectability of related receivables could have a material adverse effect on the Company's financial condition and results of operations. Additionally, the Company maintained approximately $12.5 million and $1 million at December 31, 2001 in two financial institutions, respectively, which is in excess of FDIC insured limits.


                                      F20

                       TECHNISOURCE, INC AND SUBSIDIARIES

(11)  Commitments and Contingencies

      (a)   Lease Commitments

                  The Company has entered into several noncancelable-operating leases, primarily for office space. Future minimum lease payments under noncancelable operating leases as of December 31, 2001 are as follows:

              Year ending
             December 31,
             ------------
                 2002                             $ 1,727,903
                 2003                               1,101,603
                 2004                                 488,493
                 2005                                 134,446
              Thereafter                                   --
                                                  ------------
                 Total                            $ 3,452,445
                                                  ============

      Rental expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was approximately $2,831,000, $2,377,000 and
      $1,902,000, respectively.

      (b)   Contingencies

                   The Company is undergoing a review by the U.S. Department of
            Labor. The Company and the U.S. Department of Labor have entered into a settlement proposal accepted by the Department of Labor for $239,000 relating to wages for the fiscal years 2000, 1999, and 1998. The Company expects the matter to be completely resolved in 2002. Management believes the ultimate outcome of this review will not have an adverse material effect on the Company's results of operations or financial position.

                  The Company is involved in various other claims and legal
            actions arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition and results of operations.


                                      F21

                       TECHNISOURCE, INC AND SUBSIDIARIES

(12)       Earnings per share

                      Basic earnings per share are computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding and dilutive potential common shares. The calculation of diluted net loss per share excludes potential common shares, as their effect would be antidilutive.

                                                                                         For the years ended December 31,
                                                                             -------------------------------------------------------
                                                                                 2001                  2000                  1999
                                                                             -----------           -----------           -----------
Net (loss) income per share:
      Net (loss) income available to common
          shareholders                                                       $(4,542,367)          $ 2,245,874           $ 3,229,972
                                                                             ===========           ===========           ===========
      Weighted average common shares
          outstanding                                                         10,197,979            10,338,100            10,368,542
                                                                             ===========           ===========           ===========
                                                                             $     (0.45)          $      0.22           $      0.31
                                                                             ===========           ===========           ===========
Net (loss) income per share-assuming dilution:
      Net (loss) income available to common
           shareholders                                                      $(4,542,367)          $ 2,245,874           $ 3,229,972
                                                                             ===========           ===========           ===========
      Weighted average common shares
           outstanding                                                        10,197,979            10,338,100            10,368,542
      Dilutive effect of options                                                      --               134,421               155,033
                                                                             -----------           -----------           -----------
      Weighted average common shares                                          10,197,979            10,472,521            10,523,575
           outstanding - diluted
                                                                             ===========           ===========           ===========
                                                                             $     (0.45)          $      0.21           $      0.31
                                                                             ===========           ===========           ===========

            Options to purchase 1,881,776 shares of common stock at a range of $0.01 to $13.75 were not included in the diluted net loss per share calculation for the year ended December 31, 2001, as their effect would be antidilutive. Options to purchase 1,118,969 shares of common stock at a range of $3.82 to $14.94 per share and options to purchase 462,442 shares of common stock at a range of $5.92 to $14.94 per share were not included in the diluted net income per share calculation for the years ended December 31, 2000 and 1999, respectively, as the exercise price of the options was greater than the average market price of the common shares for the respective periods. The stock options expire in the years 2008 through 2009.

(13)  Stock Repurchase Plan

                  On April 22, 1999, the Company's Board of Directors approved a
            Stock Repurchase Plan pursuant to which the Company can repurchase up to $1,000,000 of the Company's common stock on the open market. On November 28, 2001, the Company discontinued the Stock Repurchase Plan. As of such date, the Company had repurchased 225,900 shares of its common stock at an aggregate cost to the Company of approximately $567,000 under the Stock Repurchase Plan.



                                      F22

                       TECHNISOURCE, INC AND SUBSIDIARIES

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

                                                                                     For the years ended December 31,
                                                                      --------------------------------------------------------------
                                                                          2001                     2000                    1999
                                                                      -------------             ------------            ------------
Revenues(1)
Technology Services                                                   $ 135,295,053             $139,910,681            $120,539,780
Reseller Sales and Commissions                                            8,162,916               12,557,770              17,059,732
                                                                      -------------             ------------            ------------
                                                                      $ 143,457,969             $152,468,451            $137,599,512
                                                                      =============             ============            ============
Operating  (Loss) Income(2)
Technology Services                                                   $  (7,611,927)            $  2,740,068            $  3,742,664
Reseller Sales and Commissions                                              552,064                1,104,848                 989,277
                                                                      -------------             ------------            ------------
                                                                         (7,059,863)               3,844,916               4,731,941
Other income/expense                                                         78,865                  268,407                 836,974
                                                                      -------------             ------------            ------------
(Loss) Income before taxes                                            $  (6,980,998)            $  4,113,323            $  5,568,915
                                                                      =============             ============            ============

      (1) Two of the Company's clients accounted for approximately 11%, 18% and 22% of the Company's Technology Services revenue for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, two of the Company's clients accounted for approximately 39%, 27% and 57% of the Company's Reseller sales for the years ended December 31, 2001, 2000 and 1999, respectively.
      (2) Since all expenses have not been allocated to the Reseller sales and commissions segment, this basis does not necessarily reflect all expenses attributable to the segment and may not be comparable to other companies.


(15)  Restructuring

                  In December 2001, the Company adopted a plan to restructure operations. The Company's plan includes the reduction in headcount, office closures and the impairment of goodwill related to the Prism, MDS and Broadreach-Phoenix acquisitions. In 2001, the Company recorded $1,867,000 of restructuring charges associated with its restructuring plans consisting of $1,242,000 related to employee severance, $594,000 related to future rent commitments for office closures, and $31,000 related to losses on the disposal of fixed assets.


                                      F23

                       TECHNISOURCE, INC AND SUBSIDIARIES

(16)       Supplemental Quarterly Financial Information (unaudited):

                      The following table sets forth certain quarterly operating information for each of the eight quarters ending with the quarter ended December 31, 2001. This information was derived from the unaudited financial statements of the Company which, in the opinion of management, were prepared on the same basis as the financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial date shown below should be read in conjunction with the financial statements and notes thereto included in this report.


                            Statements of Operations
                     (In thousands, except per share data)

                                                                      First            Second            Third              Fourth
                                                                     Quarter           Quarter           Quarter            Quarter
                                                                     -------           -------           -------            -------
2001
Revenue                                                              $40,435           $38,252           $33,972           $ 30,799
Gross profit                                                         $ 9,595           $ 9,721           $ 8,713           $  7,018
Operating income (loss)                                              $   236           $   789           $   638           $ (8,723)
Net income (loss)                                                    $   112           $   450           $   184           $ (5,288)

Net income (loss) per share - basic                                  $  0.01           $  0.04           $  0.02           $  (0.52)
Net income (loss) per share - diluted                                $  0.01           $  0.04           $  0.02           $  (0.52)

2000
Revenue                                                              $31,086           $36,893           $42,080           $ 42,409
Gross profit                                                         $ 8,115           $10,513           $10,877           $ 11,389
Operating income                                                     $   326           $ 1,049           $ 1,281           $  1,189
Net income                                                           $   290           $   644           $   735           $    577

Net income per share - basic                                         $  0.03           $  0.06           $  0.07           $   0.06
Net income per share - diluted                                       $  0.03           $  0.06           $  0.07           $   0.06

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


                                      F24

                       TECHNISOURCE, INC AND SUBSIDIARIES

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVES OF THE COMPANY

2001 Directors                        Age      Position with the Company
--------------                        ---      -------------------------
C. Shelton James                      62       Chief Executive Officer and Director
James F. Robertson                    41       President, Chief Operating Officer, Secretary and Director
Joseph W. Collard                     45       Chairman of the Board    (2)
H. Scott Barrett                      41       Director (1) (2)
Paul J. Kinyon                        43       Director (1) (2)

(1) Member of Audit Committee
(2) Member of Compensation Committee

      C. Shelton James has been a director of the Company since October 8, 1998, and was appointed as the Company's Interim Chief Executive Officer on December 6, 2001. Mr. James served as Chief Executive Officer from May 1991 to October 1999, and Chairman of the Board from May 1991 until February 2001 of Elcotel, Inc., a public company that manufactures telecommunications equipment. Mr. James was also President of Fundamental Management Corporation, an investment management firm specializing in small capitalization companies, from April 1994 until June 1999 and a director from 1991 until February 2001. Prior to that, Mr. James was Executive Vice President of Gould, Inc., a diversified electronics company, and President of Gould's Computer Systems Division. Mr. James is a director of CSPI, DRS Technologies, and Concurrent Computer Corporation.

      James F. Robertson, a founder of the Company, serves as its President, Chief Operating Officer and Secretary, and has served as a director since the formation of the Company in March 1987. Prior to 1987, he worked as a software engineer and consultant on a number of projects for, among others, AlliedSignal, General Dynamics, Honeywell, Lear Siegler and United Technologies.

      Joseph W. Collard, a founder of the Company, serves as its Chairman of the Board. Mr. Collard served as its Chief Executive Officer from the inception of the Company until December 2001and has served as a director since the formation of the Company in March 1987. From 1981 to 1987, he served as a computer consultant on a number of projects for, among others, AlliedSignal, Lear Siegler, Mannesmann Demag A.G., General Electric, IBM and Martin Marrieta. Mr. Collard has over 15 years experience in the information technology services industry.

      H. Scott Barrett is the Executive Vice President and Chief Information Officer for JM Family Enterprises. Mr. Barrett has been a director of the Company since February 3, 1999. He previously held the position of Senior Vice President and Chief Information Officer of Republic Industries, Inc., President-North American Operations for Blockbuster Entertainment, Inc., and Senior Vice President and Chief Information Officer for Blockbuster Entertainment.

      Paul J. Kinyon has been a director of the Company since October 8, 1998. He currently chairs the Compensation Committee and Audit Committee. He is President of Realty Advisors, LLC, a firm

                       TECHNISOURCE, INC AND SUBSIDIARIES

that provides real estate financing and asset management services to corporations. Prior to this position, Mr. Kinyon was Vice President in the investment division of AEGON USA, Inc. He holds an MBA in finance and economics from the University of Chicago and a BS from Georgetown University.

Other 2001 Executive Officers

Name                  Age      Position with the Company
--------------        ---      -------------------------
Andrew C. Hill        52       Executive Vice President, Chief Financial Officer,
                               and Treasurer
Paul Cozza            39       Vice President of Sales and Director of National Sales

      Andrew C. Hill joined the Company as its Executive Vice President and Chief Financial Officer in August 2000. Prior to joining the Company, Mr. Hill was employed as Chief Financial Officer for two high growth venture capital backed service companies, and as Vice President, Chief Accounting Officer and board member at Navistar Financial Corporation.

      Paul Cozza joined the Company in 1990 and currently serves as its Vice President of Sales and Director of National Sales. He has served the Company as a recruiting professional, an account manager and a regional manager. Mr. Cozza has over 15 years of sales experience.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee

      The Compensation Committee is responsible for recommending to the Board of Directors the salaries, bonuses and other compensation for the Company's executive officers and establishes such compensation levels for the other officers and employees of the Company. The Compensation Committee also administers the Technisource Long-term Incentive Plan (the "Incentive Plan"), including, among other things, determining the amount, exercise price and vesting schedule of stock options awarded under the Incentive Plan. The Compensation Committee held one meeting during the year ended December 31, 2001. Messrs. Kinyon, Barrett, and Collard currently serve as members of the Compensation Committee. Mr. James served on the committee until December 2001. Mr. Kinyon serves as Chairman of the Compensation Committee.

Compensation of Directors

      Each non-employee director of the Company is entitled to receive a fee of $1,500 for attendance at each meeting of the Board of Directors. In addition, each non-employee director is entitled to receive $500 for attendance at each meeting of a committee of the Board of Directors. All directors are reimbursed for travel expenses incurred in connection with the performance of their duties as directors.

      Each non-employee director of the Company is entitled to receive an option to purchase 5,000 shares of Common Stock upon their appointment to the Board of Directors and is entitled to receive an option to purchase 2,500 shares of Common Stock annually thereafter, so long as they continue to serve on the Board of Directors.

                       TECHNISOURCE, INC AND SUBSIDIARIES

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such reporting persons are required by SEC regulation to furnish the Company with copies of all such reports they file. Based solely on a review of the copies of such reports the Company has received, the Company believes that during the fiscal year ended December 31, 2001, all officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Executive Compensation Summary

      The following table summarizes the compensation during the fiscal years ended December 31, 2001, 2000, and 1999, earned by the Company's Chief Executive Officer and the four other highest paid executive officers of the Company during 2001 (collectively the "Named Executive Officers").

                                                                                       Long Term Compensation
                                                                                ---------------------------------
                                Annual Compensation                                  Awards              Payouts
                                ----------------------------------------------------------------------------------------------------

                                                              Other         Restricted     Securities
                                                              Annual          Stock        Underlying                  All Other
Name and Principal                                         Compensation      Award(s)       Options/    LTIP Payouts Compensation(3)
Position               Year    Salary ($)    Bonus ($)        ($)(2)           ($)           SARs (#)         ($)           $
----------------------------------------------------------------------------------------------------------------------------------
C. Shelton James       2001      8,400            --             --             --        187,500(4)         --              --
Interim CEO

Joseph W. Collard      2001    170,000            --             --             --             --            --          18,735
Former CEO, Chairman   2000    170,000            --             --             --             --            --             500
                       1999    170,400            --             --             --             --            --             500

James F. Robertson     2001    160,000            --             --             --             --            --          18,337
President and COO      2000    160,000            --             --             --             --            --             500
                       1999    160,400            --             --             --             --            --             500

Andrew C. Hill         2001    175,127            --          7,200             --         25,000            --          12,941
Executive Vice         2000     65,385(1)     40,000          3,000             --        150,000            --          14,037
President and CFO

Paul Cozza             2001    175,000        75,000          3,900             --             --            --          10,780
VP and Director        2000    175,000        75,000          3,900             --         25,000            --              --
of National Sales      1999    175,150       143,378             --             --         20,000            --              --

(1) This amount reflects the amount paid to Mr. Hill from July 28, 2000 until December 31, 2000. Mr. Hill's base salary was $170,000 during that period.
(2)   Consists of an auto allowance paid to Mr. Hill and Mr. Cozza.
(3) Consists of insurance premiums and accountant's fees paid by the Company for Mr. Collard and Mr. Robertson. Also includes insurance premiums paid by the Company for Mr. Hill and Mr. Cozza plus temporary housing expenses reimbursed to Mr. Hill.
(4) Includes 37,500 options that were granted while Mr. James served as a Director of the Company.

                       TECHNISOURCE, INC AND SUBSIDIARIES

      The following table sets forth option grants to the Named Executive Officers during the year ended December 31, 2001:

                                                       Individual Grants
                  -------------------------------------------------------------------------------------------
                     Number of Securities                                      Exercise or
                  Underlying Options Granted   % of Total Options Granted to    Base Price                       Grant Date Present
Name                        (#)(1)                Employees In Fiscal Year     ($/share)(2)  Expiration Date        Value ($)(3)
---------------   --------------------------   -----------------------------   ------------  -----------------   ------------------
Andrew C. Hill               25,000                          7.3%                  1.51         08/17/11               $0.84

C. Shelton James              2,500                          *                     1.47         05/31/11               $0.81
                             35,000                         10.2%                  1.51         08/17/11               $0.84
                            150,000                         43.9%                  1.67         12/06/11               $0.92

-----------------
* Less than 1% of total options granted during the year ended December 31, 2001.
      1) For 2001, all options awarded to the Named Executive Officers by the Compensation Committee were long-term incentive awards granted on various dates in 2001. Each executive officer's options will vest ratably over 1 to 4 years. Like all options granted in 2001, vesting is accelerated upon death or permanent disability. Generally, all of the executive officers' options will expire 10 years from the date of grant or earlier if employment terminates.
      2) The exercise price per share is the fair market value of the common stock on the date of grant. This is the closing price of the Technisource, Inc. common stock on the NASDAQ National Market on the date of grant.
      3) These values were calculated using the Black-Scholes stock option-pricing model. The model, as applied, uses the grant date and the fair market value on that date as discussed above. The model also assumes (a) a risk-free rate of return of 5% (which was the yield on a U.S. Treasury Strip zero coupon bond with a maturity that approximates the term of the option), (b) a stock price volatility of 58%, (c) a constant dividend yield of 0%, and (d) an exercise date, on average, of 5 years after grant. The model was not adjusted for non-transferability, risk of forfeiture, or vesting restrictions. The actual value (if any) an executive officer receives from a stock option will depend upon the amount by which the market price of the Technisource, Inc. common stock exceeds the exercise price of the option on the date of exercise. There can be no assurance that the amount stated as "Grant Date Present Value" will actually be realized.

Aggregated Option Exercises In Last Fiscal Year And Year-End Option Values

      The following table provides information about the number of aggregated option exercises during the last fiscal year and value of options held by the Named Executive Officers at December 31, 2001:

                                                                     Number of Securities
                                                                   Underlying Unexercised
                 Shares Acquired on                                       Options                        Value of
                      Exercise       Value Realized                         at                    Unexercised In-the-Money
                         (#)               ($)                        Fiscal Year-End        Options At Fiscal Year-End ($) (1)
                                                     Exercisable      Unexercisable         Exercisable          Unexercisable
                 ------------------  --------------  -----------  ------------------------  -----------   -------------------------
Paul Cozza                       -               -      236,908                    27,250     $357,779                           -
Andrew C. Hill                   -               -       37,499                   137,501            -                    $  6,500
C. Shelton James                 -               -       52,500                   150,000     $  3,750                    $ 21,100

(1) The option value is based on the difference between the fair market value of the shares on December 31, 2001, which was $1.77 per share, and the option exercise price per share, multiplied by the number of shares of common stock subject to the option.

                       TECHNISOURCE, INC AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of February 27, 2002 by: (i) each person known to the Company to beneficially own more than 5% of the Common Stock; (ii) the Company's named executive officers (as defined below); (iii) each director of the Company; and (iv) all directors and executive officers of the Company as a group. The calculation of the percentage of outstanding shares is based on 10,159,100 shares outstanding on February 27, 2002. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholder's shares.

                                                                  Amount of Beneficial Ownership
                                                                         of Common Stock
                                                                ------------------------------------
                                                                Total Shares
                                                                Beneficially
Name of Beneficial Owner                                           Owned                 Percentage
Joseph W. Collard (1)                                            3,512,823                     34.6%
James F. Robertson (2)                                           3,315,530                     32.6%
Paul Cozza (3)                                                     422,658                      4.2%
Andrew C. Hill (4)                                                  37,499                       *
C. Shelton James (5)                                                66,500                       *
Paul J. Kinyon (6)                                                  16,000                       *
H. Scott Barrett (7)                                                12,500                       *
                                                                ----------               ----------
All Executive Officers and Directors (7 persons) (8)             7,383,510                     71.4%
                                                                ==========               ==========

*     Less than 1%
1) Includes shares owned by J.W.C. Limited Partnership, of which Mr. Collard is the indirect beneficial owner.
2) Includes shares owned by J.F.R. Limited Partnership, of which Mr. Robertson is the indirect beneficial owner.
3) Includes 236,908 options to purchase shares of the Company's common stock, which are currently exercisable.
4) Includes 37,499 options to purchase shares of the Company's common stock, which are currently exercisable.
5) Includes 52,500 options to purchase shares of the Company's common stock, which are currently exercisable.
6) Includes 15,000 options to purchase shares of the Company's common stock, which are currently exercisable.
7) Includes 12,500 options to purchase shares of the Company's common stock, which are currently exercisable.
8) Includes 354,407 options to purchase shares of the Company's common stock, which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

401(k) Plan

      The Company maintains a 401(k) defined contribution plan (the "401(k) Plan"). All employees of the Company are eligible to participate in the 401(k) Plan, pursuant to which each participant may contribute up to 15.0% of eligible compensation (up to statutorily prescribed annual limits). The Company may at its discretion match contributions made by employees to the 401(k) Plan. All amounts contributed by the employee participants and earnings on these contributions are fully vested at all times. Employee participants may elect to invest their contributions in various established funds.

Long-term Incentive Plan

      The Incentive Plan became effective January 1, 1998. The Incentive Plan provides for awards consisting of grants of discretionary stock options, formula stock options, IT Professional stock options, stock appreciation rights, restricted stock and performance awards to employees, non-employee directors and other persons who perform services for the Company.

Employment Agreements

      The Company entered into an employment agreement with C. Shelton James effective as of December 7, 2001 (the "Commencement Date"). Under the agreement, Mr. James serves as the Interim Chief Executive Officer of the Company until a permanent successor can be identified and hired. The agreement shall terminate at the close of business on December 6, 2002, unless earlier terminated for cause, upon the death or disability of Mr. James, or, at the election of Mr. James, and the Board of Directors. The agreement provides that Mr. James receive compensation at the rate of $7,000 per week, beginning on the Commencement Date and ending thirty (30) days after a permanent Chief Executive Officer has commenced full time employment with the Company or following the consummation of a Change of Control. Subject to the occurrence of one of these events, the Company will compensate Mr. James at the rate of $2,250 per week until December 6, 2002. In addition, the Company awarded a total of 150,000 stock options to Mr. James, 25% of which were immediately vested, 25% becomes vested when a permanent Chief Executive Officer is hired, 25% become vested on December 7, 2002, and 25% become vested on December 7, 2003. In the event of a Change in Control, any unvested portion of the options shall immediately become vested. Mr. James is prohibited from competing with the Company during the term of the agreement and for five years after termination thereof.

      The Company entered into an employment agreement with Joseph W. Collard effective as of January 1, 1998. Under the agreement, Mr. Collard serves as Chief Executive Officer of the Company for a term expiring on January 1, 2003, unless earlier terminated for cause, upon the death or disability of Mr. Collard, or, at the election of Mr. Collard, upon a change in control of the Company. In the event Mr. Collard is terminated without cause or upon a change in control of the Company, in both cases as defined in the agreement, Mr. Collard is entitled to receive as severance compensation his base salary, bonus compensation and annual stock options until the later to occur of the date 36 months after such termination and January 1, 2003. The agreement provides that Mr. Collard receives base annual compensation of $170,000 for each year during the term of the agreement, subject to an annual increase in an amount to be determined by the Board of Directors. Under the agreement, Mr. Collard also receives an annual bonus and stock option award in an amount to be determined by the Board of Directors, based upon Mr. Collard's and the Company's performance. The agreement also provides that the Company will provide Mr. Collard with the use of an automobile. Mr. Collard is prohibited from competing with the Company during the term of the agreement and for one year after termination thereof. In December 2001, the Company terminated Mr. Collard's employment as Chief Executive Officer. As a result, the Company continues to make required payments to Mr. Collard under the terms of his employment agreement.

      The Company entered into an employment agreement with James F. Robertson effective as of January 1, 1998. Under the agreement, Mr. Robertson serves as President and Chief Operating Officer of the Company for a term expiring on January 1, 2003, unless earlier terminated for cause,

                       TECHNISOURCE, INC AND SUBSIDIARIES

upon the death or disability of Mr. Robertson, or, at the election of Mr. Robertson, upon a change in control of the Company. In the event Mr. Robertson is terminated without cause or upon a change in control of the Company, in both cases as defined in the agreement, Mr. Robertson is entitled to receive as severance compensation his base salary, bonus compensation and annual stock options until the later to occur of the date 36 months after such termination and January 1, 2003. The agreement provides that Mr. Robertson receives base annual compensation of $160,000 for each year during the term of the agreement, subject to an annual increase in an amount to be determined by the Board of Directors. Under the agreement, Mr. Robertson also receives an annual bonus and stock option award in an amount to be determined by the Board of Directors based upon Mr. Robertson's and the Company's performance. The agreement also provides that the Company will provide Mr. Robertson with the use of an automobile. Mr. Robertson is prohibited from competing with the Company during the term of the agreement and for one year after termination thereof.

      The Company entered into an employment agreement with Andrew C. Hill effective as of July 28, 2000. Under the agreement, Mr. Hill serves as Chief Financial Officer of the Company for a three-year term, unless earlier terminated for cause or upon the death or disability of Mr. Hill. The term of Mr. Hill's employment will be automatically renewed for an additional one-year term unless either Mr. Hill or the Company provides notice of their intention not to renew the agreement. In the event Mr. Hill is terminated without cause, Mr. Hill is entitled to receive as severance compensation his base salary and bonus compensation until the later to occur of the date twelve months after such termination and the end of the term of the agreement. The agreement provides that Mr. Hill will receive base annual compensation of $170,000 for each year during the term of the agreement, subject to an annual increase in an amount to be determined by the Board of Directors. Mr. Hill's bonus compensation will be 5% of the growth in the Company's earnings without including interest payments and taxes. Mr. Hill received a bonus of $40,000 for 2000. He is prohibited from competing with the Company during the term of the agreement and for one year after termination thereof.

      The Company entered into an employment with Paul Cozza effective as of January 1, 1998. Under the agreement, Mr. Cozza serves as Vice President of Sales and Director of National Sales of the Company for a three-year term, unless earlier terminated for cause or upon the death or disability of Mr. Cozza. The term of Mr. Cozza's employment will be automatically renewed for an additional one-year term unless either Mr. Cozza or the Company provides notice of their intention not to renew the agreement. In the event Mr. Cozza is terminated without cause, Mr. Cozza is entitled to receive as severance compensation his base salary, bonus compensation, and annual stock options until the later to occur of the date twelve months after such termination and the end of the term of the agreement. The agreement provides that Mr. Cozza will receive base annual compensation of $175,000 for each year during the term of the agreement, subject to an annual increase in an amount to be determined by the Board of Directors. Under the agreement, Mr. Cozza is eligible to receive an annual stock option grant in an amount to be determined by the Board of Directors based upon Mr. Cozza's and the Company's performance. Mr. Cozza received a bonus of $75,000 for 2000 and 2001. Mr. Cozza is prohibited from competing with the Company during the term agreement and for two years after termination thereof. Mr. Cozza was notified in December 2001 that his employment agreement would not be renewed.

Compensation Committee Interlocks and Insider Participation

      All decisions regarding compensation of the Company's executive officers are subject to the authority of the Compensation Committee. Mr. Collard, the Company's former Chief Executive Officer, is a member of the Compensation Committee. Mr. James, the Company's Interim Chief Executive Officer, was a member of the Compensation Committee.

Compensation Committee Report on Executive Compensation

      The Compensation Committee is responsible for recommending to the Board of Directors the salaries, bonuses and other compensation for the Company's executive officers and will establish such compensation levels for the other officers and employees of the Company. The Compensation Committee is also responsible for administering the Technisource Long-Term Incentive Plan, including, among other things, determining the amount, exercise price and vesting schedule of stock options awarded under the Incentive Plan.

      In determining the compensation of the Company's executive officers, the Compensation Committee takes into account all factors that it considers relevant, including business conditions in general and the Company's performance during the year in light of such conditions, the market

                       TECHNISOURCE, INC AND SUBSIDIARIES

compensation for executives of similar background and experience, and the performance of the specific executive officer under consideration and the business area of the Company for which such executive officer is responsible. The structure of each executive compensation package is weighted towards incentive forms of compensation so that such executive's interests are aligned with the interests of the shareholders of the Company. The Compensation Committee believes that granting stock options provides an additional incentive to executive officers to continue in the service of the Company and gives them an interest similar to shareholders in the success of the Company.

      As indicated above, the Company has entered into an employment agreement with Mr. Collard dated as of January 1, 1998, and an employment agreement with Mr. James, dated as of December 7, 2001, under which each of Mr. Collard and Mr. James served as the Chief Executive Officer for part of 2001. Mr. Collard's and Mr. James' compensation is set under the terms of their employment agreements. The Compensation Committee did not award either Mr. James or Mr. Collard any discretionary compensation for acting as the Company's Chief Executive Officer during the 2001 fiscal year. Compensation Committee:

               Paul J. Kinyon
               H. Scott Barrett
               Joseph W. Collard

                       TECHNISOURCE, INC AND SUBSIDIARIES

Performance Graph

      The graph below compares the total return to shareholders (stock price appreciation/depreciation) for Technisource, Inc. common stock with the comparable returns of two indexes, the NASDAQ National Market (US) and the NASDAQ Computer & Data Processing Services Stocks, since June 25, 1998. The graph assumes that shareholders invested $100.00 in Technisource common stock at the IPO price of $11.00 per share and in each of the indexes on June 25, 1998. Points on the graph represent the performance as of the last business day of each of the years indicated.

      Comparison of Total Return to Shareholders

                                    [GRAPHIC]

                                                   6/25/98    12/31/98    12/31/99    12/31/00    12/31/01
                                                   -------    --------    --------    --------    --------
TSRC                                            $   100.00  $    89.77  $    53.41  $    13.35  $    16.09
NASDAQ National Market (US)                     $   100.00  $   119.32  $   221.31  $   133.46  $   105.85
NASDAQ Computer & Data Processing Services      $   100.00  $   121.98  $   238.70  $   123.89  $   102.79

      If a shareholder invested $100.00 in Technisource common stock on the date the Company's common stock commenced trading on the NASDAQ National Market (June 25, 1998), such shareholder's investment would have decreased to $16.09 by the end of 2001. This compares with a $100.00 investment growing to $105.85 in the NASDAQ Stock Market Index (US) and to $102.79 in the NASDAQ Computer & Data Processing Services Index.

                       TECHNISOURCE, INC AND SUBSIDIARIES

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

       Technisource, Inc. Consolidated Financial Statements

       Independent Auditors' Report

       Consolidated Balance Sheets at December 31, 2001 and 2000

       Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999

       Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

       Notes to Consolidated Financial Statements

(2) The following financial statement schedules are filed as part of this Form 10-K.

               Schedule II - Valuation and Qualifying Accounts

                                       Balance at Beginning of  Charged to Costs and         Write-off of             Balance at
                                                Period                Expenses          Uncollectible Accounts       End of Period
                                                ------                --------          ----------------------       -------------
Allowance for doubtful accounts:
        2001                                  $1,633,714             $ 1,365,588             $ 1,014,314              $ 1,984,988
        2000                                  $  639,933             $ 2,023,816             $ 1,030,035              $ 1,633,714
        1999                                  $  358,933             $   495,036               $ 214,036              $   639,933

                       TECHNISOURCE, INC AND SUBSIDIARIES

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

10.1* Employment Agreement, dated as of January, 1998, between Joseph W. Collard and the Company

10.2** Employment Agreement, dated as of January, 1998, between James F. Robertson and the Company

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

                       TECHNISOURCE, INC AND SUBSIDIARIES

10.16****      Technisource, Inc. Nonqualified Stock Option Agreement, dated
               January 1, 2000, between Thomas E. Hoshko and the Company.

10.17****      Technisource, Inc. Incentive Stock O ption Agreement
               dated January 1, 2000, between Thomas E. Hoshko and the
               Company.

10.18*****     Employment Agreement dated July 28, 2000, between Andrew
               C. Hill and the Company.

10.19 Technisource, Inc. Nonqualified Stock Option Agreement, dated August 17, 2001, between Andrew C. Hill and the Company.

10.20 Employment Agreement, dated as of December 7, 2001, between C. Shelton James and the Company.

10.21 Technisource, Inc. Nonqualified Stock Option Agreement, dated December 7, 2001, between C. Shelton James and the Company.

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

(b)   Reports on Form 8-K

      During the fiscal quarter ended on December 31, 2001, the Company did not file any reports on Form 8-K.

                       TECHNISOURCE, INC AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Technisource, Inc.

                               By:  /s/ James F. Robertson
                                    ------------------------------------
                               James F. Robertson
                               President, Chief Operating Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Shelton James and James F. Robertson and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                                 Capacity                             Date
----------                                 --------                             ----
/s/ C. Shelton James                       Chief Executive Officer              March 29, 2002
---------------------------
    C. Shelton James                       Director

/s/ James F. Robertson                     President,                           March 29, 2002
-------------------------
    James F. Robertson                     Chief Operating Officer and
                                           Director

/s/ Andrew C. Hill                         Executive Vice President,            March 29, 2002
----------------------------
    Andrew C. Hill                         Chief Financial Officer and
                                           Chief Accounting Officer

/s/ Joseph W. Collard                      Chairman of the Board                March 29, 2002
---------------------------
    Joseph W. Collard

/s/ Paul J. Kinyon                         Director                             March 29, 2002
-----------------------------
    Paul J. Kinyon

/s/ H. Scott Barrett                       Director                             March 29, 2002
-----------------------------
    H. Scott Barrett

                                  EXHIBIT INDEX

   10.19 Technisource, Inc. Nonqualified Stock Option Agreement, dated August 17, 2001, between Andrew C. Hill and the Company.

   10.20 Employment Agreement, dated as of December 7, 2001, between C. Shelton James and the Company.

   10.21 Technisource, Inc. Nonqualified Stock Option Agreement, dated December 7, 2001, between C. Shelton James and the Company.

   21     Subsidiaries of the Company

   23     Consent of KPMG LLP