Form 10-Q
period 2002-03-31
TECHNISOURCE INC
filed 2002-05-15
CIK 1059920

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  _____________ to __________________

Commission File Number:   000-24391

                               TECHNISOURCE, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                59-2786227
  -------------------------------              ------------------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)             Identification Number)


  1901 W. CYPRESS CREEK ROAD, SUITE 200, FORT LAUDERDALE, FL 33309
-------------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

                                 (954) 493-8601
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

_______________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


        The number of shares outstanding of common stock as of March 31, 2002 was 10,159,100.

                     TECHNISOURCE, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                   Page
                                                                                                ---------
PART I -  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2002  (Unaudited)
          and December 31, 2001                                                                    1

          Condensed Consolidated Statements of Operations for the Three Months
          Ended March 31, 2002 (Unaudited) and 2001 (Unaudited)                                    2

          Condensed Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2002 (Unaudited) and 2001 (Unaudited)                                    3

          Noted to Condensed Consolidated Financial Statements (Unaudited)                       4-9

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                10-15

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              15

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                       16

 Item 5.  Recently Issued Accounting Standards                                                    16

 Item 6.  Exhibits and Reports on Form 8-K                                                        18

 Signatures                                                                                       19

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                      TECHNISOURCE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                           March 31,                  December 31,
                                                                                             2002                         2001
                                                                                       ---------------               -------------
                                                                                         (unaudited)
                                                                                       ---------------                ------------
                                    ASSETS

Current assets:
      Cash and cash equivalents                                                          $ 12,800,714                  $ 12,239,428
      Trade accounts receivable, less allowance for doubtful
         accounts of $1,894,550 and $1,984,988 as of March 31, 2002
         and December 31, 2001, respectively                                               20,846,206                    20,251,195
      Prepaid expenses and other current assets                                               797,095                       728,431
      Prepaid income taxes                                                                    706,908                     1,316,900
      Deferred tax asset, current                                                           1,045,014                     1,045,014
                                                                                       --------------                  ------------
               Total current assets                                                        36,195,937                    35,580,968
Property and equipment, net                                                                 1,407,966                     1,640,641
Due from shareholders and employees                                                           347,423                       392,011
Other assets                                                                                  194,689                       192,732
Intangible assets, net                                                                      1,612,962                     1,612,966
Deferred tax asset, non-current                                                             3,016,270                     3,016,270
                                                                                       --------------                --------------
               Total assets                                                              $ 42,775,247                  $ 42,435,588
                                                                                       ==============                ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                   $  1,057,232                  $    854,849
      Other current liabilities                                                             6,826,657                     7,447,823
                                                                                       --------------                --------------
               Total current liabilities                                                    7,883,889                     8,302,672
Shareholders' equity:
      Common stock, $0.01 par value, 50,000,000 shares authorized,
         10,159,100 issued and outstanding as of March 31, 2002
         and December 31, 2001                                                                103,850                       103,850
      Additional paid-in capital                                                           30,369,723                    30,369,723
      Retained earnings                                                                     4,984,758                     4,226,316
      Less: Treasury stock, 225,900 shares as of March 31, 2002
          and December 31, 2001                                                              (566,973)                     (566,973)
                                                                                       --------------                --------------
               Total shareholders' equity                                                  34,891,358                    34,132,916

                                                                                       --------------                  ------------
               Total liabilities and shareholders' equity                                $ 42,775,247                  $ 42,435,588
                                                                                       ==============                  ============

See accompanying notes to condensed consolidated financial statements.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                   Three Months Ended March 31,
                                                             ----------------------------------------
                                                                 2002                       2001
                                                             --------------             -------------
Revenues
            Technology Services                               $ 28,785,752              $ 38,993,129
            Reseller Sales                                       2,652,590                 1,232,043
            Hardware Commissions                                   238,586                   209,960
                                                            --------------             -------------
                                                                31,676,928                40,435,132

Cost of revenues
            Technology Services                                 21,570,845                29,799,449
            Reseller Sales                                       2,309,205                 1,040,871
                                                            --------------             -------------
                                                                23,880,050                30,840,320

            Gross profit                                         7,796,878                 9,594,812

Selling, general and
   administrative expenses                                       6,427,078                 9,359,111
                                                            --------------             -------------

            Operating income                                     1,369,800                   235,701

Other income (expense):
      Interest and other income                                     50,685                    17,524
      Interest expense                                             (12,613)                  (45,428)
                                                            --------------             -------------

            Income before taxes                                  1,407,872                   207,797

Provision for income taxes                                         649,430                    95,950
                                                            --------------             -------------

            Net income                                        $    758,442              $    111,847
                                                            ==============             =============

      Net income per share - basic                            $       0.07              $       0.01
                                                            ==============             =============
      Net income per share - diluted                          $       0.07              $       0.01
                                                            ==============             =============

      Weighted average common shares
         outstanding - basic                                    10,159,100                10,253,464
                                                            ==============             =============
      Weighted average common shares
         outstanding - diluted                                  10,297,240                10,352,908
                                                            ==============             =============

See accompanying notes to condensed consolidated financial statements.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                                                                                    Three Months Ended March 31,
                                                                                              --------------------------------------
                                                                                                   2002                    2001
                                                                                               ------------          --------------
Cash flows from operating activities:
       Net income                                                                               $ 758,442              $   111,847
       Adjustment to reconcile net income to net cash provided
       by (used in) operating activities:
           Depreciation and amortization                                                          253,447                  486,194
           Deferred compensation                                                                        -                   32,292
           Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                                         (595,011)               5,915,458
              Decrease (increase) in due from shareholders and employees                           44,588                 (114,580)
              Decrease in prepaid expenses and other assets                                       (70,621)                (278,203)
              Decrease (increase) in prepaid income taxes                                         609,992                 (398,820)
              Increase (decrease) in accounts payable                                             202,383                 (343,656)
              Increase (decrease) in other current liabilities                                   (621,166)                (153,427)
                                                                                             ------------               ----------
Net cash provided by operating activities                                                         582,054                5,257,105

Cash flows from investing activities:
       Purchases of property and equipment                                                        (20,768)                (240,379)
       Acquisitions of businesses, net of cash acquired                                                 -                  (78,350)
                                                                                             ------------               ----------
Net cash (used in) investing activities                                                           (20,768)                (318,729)
                                                                                             ------------               ----------

Cash flows from financing activities:
       Repayment of notes payable                                                                       -               (1,000,000)
       Purchase of treasury stock                                                                       -                  (95,814)
       Decrease in overdraft                                                                            -               (1,531,888)
                                                                                             ------------               ----------
Net cash used in financing activities                                                                   -               (2,627,702)
                                                                                             ------------               ----------

Net increase in cash and cash equivalents                                                         561,286                2,310,674

Cash and cash equivalents, beginning of period                                                 12,239,428                  511,545
                                                                                             ------------               ----------

Cash and cash equivalents, end of period                                                     $ 12,800,714              $ 2,822,219
                                                                                             ============              ===========

Supplemental disclosure of cash flow information:
       Interest paid                                                                         $     10,142              $    52,311
                                                                                             ============              ===========
       Income taxes paid                                                                     $     10,670              $   493,710
                                                                                             ============              ===========

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

   The Company is primarily an information technology ("IT") services firm, providing technology services professionals principally on a time and materials basis to organizations with IT needs. As of March 31, 2002 the Company had 33 branch office locations.

   Interim Financial Data

   The interim financial data as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial reporting purposes and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-
X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position, results of operation and cash flows of the Company for the periods indicated. Results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Financial Statements and the notes thereto for the year ended December 31, 2001, included in the Company's annual report on Form 10-K.

2. Summary of Significant Accounting Policies

   Intangible Assets, Net

   Intangible assets represent the excess of the purchase price over the fair value of acquired tangible net assets for the acquisitions of PRISM Group Consulting, LLC, PRISM Group, LLC, MDS Consulting Services, Inc., and Broadreach Consulting, Inc.

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after September 30, 2001. Statement 141 also specifies criteria that intangible assets must meet if acquired in a purchase method business combination to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be

                      TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

  The Company adopted SFAS No. 142 on January 1, 2002 and has discontinued the
amortization of goodwill.   As a result of adopting SFAS No. 141 and 142, the
Company made no adjustments to the useful lives and residual values of intangible assets acquired.

   In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Management has not completed the fair value analysis of each reporting unit. Management does not expect the transitional goodwill impairment evaluation to have a material effect on the Company's financial position and results of operations.

   Intangible assets consist of goodwill. Effective January 1, 2002 goodwill is no longer amortized. The following table represents the effect on net income and earnings per share of the adoption of SFAS No. 142 for the three months ended March 31, 2002 and 2001. A reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142 is as follows:

                                                      Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                        2002        2001
                                                    ----------   ----------

Net Income                                          $  758,442   $  111,847
Add back:  Goodwill amortization, net of tax                 -       78,688
                                                    ----------   ----------

Adjusted net income                                 $  758,442   $  190,535
                                                    ==========   ==========

Reported basic earnings per share                   $     0.07   $     0.01
                                                    ==========   ==========

Adjusted basic earnings per share                   $     0.07   $     0.02
                                                    ==========   ==========

Reported diluted earnings per share                 $     0.07   $     0.01
                                                    ==========   ==========

Adjusted diluted earnings per share                 $     0.07   $     0.02
                                                    ==========   ==========

                      TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   Revenue Recognition

   The Company generally recognizes Technology Services revenue from temporary assignments at the time services are performed, while service revenues generated from direct placement services are recognized at the time the customer decides to hire a candidate supplied by the Company. Reseller revenue is generally recognized when the product is received by the customer. However, when the Company does not take title to the product, revenue is recognized as commission revenue, net of related costs, when the customer receives the product.

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

   The Company provides IT staffing and consulting services to customers located in the United States and Canada. The Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by the Company's ability to retain these clients and the cyclical and economic factors that could have an impact on those industries. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Given the significant amount of revenues from a select number of customers, the loss of any such customer or the uncollectability of related receivables could have a material adverse effect on the Company's financial position and results of operations. Additionally, the Company maintained approximately $12.8 million at March 31, 2002 in two financial institutions, which is in excess of the FDIC insured limits.

3. Contingent Liabilities

   The Company recently completed a review by the U.S. Department of Labor. The Company and the U.S. Department of Labor have entered into a settlement proposal accepted by the Department of Labor for $239,000 relating to wages for the fiscal years 2000, 1999, and 1998. The Company expects the matter to be completely resolved in 2002. Management believes the ultimate outcome of this review will not have an adverse material effect on the Company's results of operations or financial position.

   The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition and results of operations.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4. Earnings Per Share

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

                                                         Three Months Ended
                                                             March 31,
                                                       -----------------------
                                                          2002         2001
                                                       ----------   ----------
        Basic:
        Weighted average common shares outstanding     10,159,100   10,253,464
                                                       ==========   ==========
        Diluted:
        Weighted average common shares outstanding     10,159,100   10,253,464
        Dilutive effect of options                        138,140       99,444
                                                       ----------   ----------
             Total                                     10,297,240   10,352,908
                                                       ==========   ==========

5. Stock Repurchase Plan

   On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan authorizing the Company to repurchase up to $1 million of the Company's common stock on the open market. On November 28, 2001, the Company discontinued the Stock Repurchase Plan. As of such date, the Company had repurchased 225,900 shares of its common stock at an aggregate cost to the Company of approximately $567,000.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                  (UNAUDITED)

6. Reportable Segment

   The Company operates in two business segments: Technology Services and Reseller Sales. The segment information set forth below is based on the nature of the services offered. The Company evaluates each segment's performance based primarily on their revenues, gross margin and operating income. The accounting policies of the operating segments are the same as those of the entire Company.

                                              Three Months Ended
                                                   March 31,
                                              2002          2001
                                           -----------   -----------
Revenues/1/
   Technology Services                     $28,785,752   $38,993,129
   Reseller Sales and Commissions            2,891,176     1,442,003
                                           -----------   -----------
                                           $31,676,928   $40,435,132
                                           ===========   ===========

Income (Loss) Before Income Taxes/2/
   Technology Services                     $ 1,273,003   $   249,148
   Reseller Sales and Commissions              134,869       (41,351)
                                           -----------   -----------
                                           $ 1,407,872   $   207,797
                                           ===========   ===========

7. Recently Issued Accounting Standards

   In July 2001, the FASB issued Statement No. 143, Standard on Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

   In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and retains many of the fundamental provisions of that Statement. The standard is effective for fiscal years beginning after December 15, 2001, with earlier application permitted. Adoption of this standard did not have a material effect on the Company's financial statements.
______________________
/1/ The Company's two largest clients accounts for 65% and 7% of the Company's Reseller Sales for the period ended March 31, 2002.
/2/ Since all general and administrative expenses have not been allocated to the Reseller Sales segment, this may not be comparable to other companies.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   The FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Management has not determined the effect this standard will have on its consolidated financial statements.

8. Restructuring

   In December 2001, the Company adopted a plan to restructure operations. The Company's plan included a reduction in headcount, and to a lesser extent, office closures. In 2001, the Company recorded $1,867,742 of restructuring charges. Activity related to restructuring reserves for the three months ended March 31, 2002 was as follows:


                                   December 31, 2001                                      March 31, 2002
                                        Balance           Additions       Deductions         Balance
                                   ----------------------------------------------------------------------
Severance                               $1,221,573               -           $206,928          $1,014,645
Future Rent Commitments                    594,298               -             72,272             522,026
Disposal of Fixed Assets                    31,031               -             12,975              18,056
                                    ---------------------------------------------------------------------
                                        $1,846,902                           $292,175          $1,554,727

   Employee severance and benefits obligations are payable over the next two years. Office leases and other related costs are noncancelable and contractually required to be paid over the remaining term of the leases, which range from 1 to 3 years.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Form 10-Q, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not related to historical results, including statements relating to working capital, costs of setting up new branch offices, profitability of branch offices, and the effect of liability, if any, imposed on the Company by the Department of Labor and Internal Revenue Service are forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, without limitation, the Company's ability to recruit and retain qualified technical professionals; identify, acquire and integrate suitable acquisition candidates; obtain sufficient working capital to support such growth; changes in laws, regulations and government policies; results of pending litigation; governmental activity regarding the staffing industry; customers' attitudes toward outsourcing and temporary personnel; decreases in rates of unemployment and higher wages sought by temporary workers, especially those in certain technical fields; compete successfully with existing and future competitors; the ability of new branch offices to achieve profitability; general economic, competitive and other business conditions including the effects of the current recession in the U.S. and European economies, the length and depth of the recession and the timing of the recovery, the continued financial strength of the Company's customers, some of which have announced layoffs, unfavorable financial results and lowered financial expectations for the near term, the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services, material changes in demand from larger customers due to recent economic events, maintaining preferred vendor status with our customers, and other factors described in this Form 10-Q and in the Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

     Technisource provides a wide range of technology services to a growing client base that includes many Fortune 500 corporations. The Company's services range from information technology staffing, provided through 33 branch offices in the United States and India, to the configuration, procurement and installation of computer hardware and software systems.

     From 1996 through 2001, the Company's revenues increased from $40.4 million to $143.5 million with billable professionals increasing from 476 at the end of 1996 to 992 at the end of 2001. A recessionary economy in 2001 resulted in reduced demand for the services and products that the Company provides and the first year-over-year decrease in revenues and in the number of

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

billable professionals in the Company's history. The Company implemented a series of initiatives to adjust its infrastructure to current levels of customer demand and returned to profitability in the first quarter of 2002. At March 31, 2002, the Company had 1003 billable professionals. In 2001, 96.4% of total revenue was generated from Technology Services and 3.6% from the resale of hardware and software. For the first three months of 2002, 90.9% of the revenue came from Technology Services and 9.1% from the reseller sales.

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

     The number of sales, recruiting and training professionals employed by the Company decreased from 164 at December 31, 2001 to 145 at March 31, 2002. For the same period, the number of general and administrative personnel decreased from 78 to 73. In addition, as of March 31, 2002, the Company had 23 employees at its facility in Bangalore, India, which includes four billable professionals.

     Since the Company's inception on March 25, 1987, the Company has increased the number of billable professionals it deploys through the development, refinement and replication of Development Triangles. Each Development Triangle is typically comprised of one Account Manager, one or more recruiters and a group of billable technology professionals. The number of Development Triangles grew from 17 at December 31, 1996 to 50 at March 31, 2002. Although the Company's operating margins may be adversely affected during periods following large increases in the number of Development Triangles, the Company's initial investment in infrastructure is leveraged as Development Triangles mature and the sales and recruiting personnel achieve greater levels of productivity.

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

     The Company's Reseller products range from personal computers and personal computing software to sophisticated computer network hardware and software. To further its Reseller efforts, the Company often assists its customers with the selection, the configuration and the installation of the systems purchased. The Company generally recognizes Reseller revenue at the time the

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

product is received by the customer. In instances where the product is shipped directly to the customer from the Company's vendor, the Company never takes title to the product and the revenue is recorded as commission revenue, net of related costs. The Company's Reseller Sales experience a range of gross profit margins depending on the size of the sale, the sophistication of the hardware and software, and the level of assistance provided to the customer in selecting, configuring, and installing the products. In 2001, total Reseller Sales revenue was $6.9 million with a gross profit margin of 15.8% and Hardware Commissions were $1.3 million. For the quarter ended March 31, 2002, Reseller Sales were $2.7 million at a gross profit of 13% and Hardware Commissions were approximately $239,000.

     The following table sets forth, for the periods indicated, the percentage of revenues for certain items reflected in the Company's statements of income:

                                                                              Three Months Ended
                                                                                    March 31,
                                                                          -------------------------------
                                                                           2002                    2001
                                                                          ------                ---------
     Technology Services Revenues                                          90.9%                    96.4%
     Reseller Revenues                                                      9.1                      3.6
                                                                          ------                ---------
               Total Revenues                                             100.0                    100.0

     Cost of Revenues
       Technology Services Cost of Revenues                                68.1                     73.7
       Reseller Costs of Revenues                                           7.3                      2.6
                                                                          ------                ---------
               Gross Profit                                                24.6                     23.7
       Selling, general and administrative expenses                        20.3                     23.1
                                                                          ------                ---------
       Operating income                                                     4.3                      0.6
       Interest and other incomes                                           0.1                      0.0
       Interest expense                                                     0.0                     (0.1)
                                                                          ------                ---------
       Income before income taxes                                           4.4                      0.5
       Income taxes                                                         2.0                      0.2
                                                                          ------                ---------
               Net income                                                   2.4%                     0.3%
                                                                          ======                =========

     Critical Accounting Policies

     Please refer to our Annual Report on Form 10-K for the year ended December 31, 2001, for a discussion of our Critical Accounting Policies.

     Revenues

     Technology Services. The Company's Technology Services revenues were $28.98 million for the three months ended March 31, 2002, a 26.2% decrease from $39.0 million for the same period in 2001. A weak economy in 2001 generally reduced the demand for IT services. This was especially marked in the telecommunication and technical sectors, where the Company historically has a significant customer base. The number of billable Technology Services professionals decreased from 1,332 at March 31, 2001 to 1,003 at March 31, 2002 with a net loss of 294

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

consultants from the telecommunications and technology client base. The Company's success at adding customers in less impacted sectors, like government, healthcare and financial services, served to lessen the overall decline in services revenue and has better positioned the Company to return to growth when the hesitancy in the market subsides. The average hourly bill rate per professional also dropped between the two periods, reflecting shifts in the mix of consultant skill sets and clients. The total number of client divisions and business units billed for Technology Services decreased to 511 in the three months ended March 31, 2002, from 621 in the three months ended March 31, 2001.

     Reseller. The Company's Reseller revenues increased to $2.7 million for the three months ended March 31, 2002 from $1.2 million for the same period in 2001. Reseller revenue represents product for which the Company first takes delivery and then ships to the customer and is recorded at the sales price to the customer. The total number of Reseller customers served decreased to 139 in the 2002 period from 182 in 2001.

     Hardware Commissions. Product shipped directly to customers from the Company's vendors is recorded as commission revenue net of related costs since the Company never takes title to the product. For the three months ended March 31, 2002, $2.7 million of product was shipped directly to customers resulting in $238,586 of commission revenue compared to $209,960 of commission revenue for the same period in 2001 on drop shipments of $1.4 million.

     Gross Profit

     Technology Services. The Company's Technology Services cost of revenues consists primarily of salaries, benefits and expenses for the Company's Technology Services professionals and other direct costs associated with providing services to clients. Following sales, gross profit decreased to $7.8 million for the three months ended March 31, 2002 from $9.6 million for the same period in 2001. Gross profit as a percentage of services revenue increased to 25.1% in the first quarter of 2002 compared to 23.6% for the three months ended March 31, 2001. The increase in gross profit percentage is attributable to changes in customer mix. The Technology Services' utilization rate for professionals, which is the percentage of hours billed to hours paid, was 96.6% for the three months ended March 31, 2002 compared to 98.6% for the three months ended March 31, 2001.

     Reseller. The Company's Reseller cost of revenues consists primarily of the direct costs associated with the products provided to the customers. Gross profit, exclusive of reseller commissions, increased to $343,385 for the three months ended March 31, 2002 from $191,172 for the three months ended March 31, 2001. As a percentage of reseller revenues, gross profit decreased to 12.9% in the first quarter of 2002 from 15.5% for the same period in 2001. This decrease in gross profit percentage reflects a large sale of PC's, which generally sell at lower margins, to an educational institution.

     Hardware Commission. The profitability inherent in commission sales is generally higher than that for Reseller revenues, as the more sophisticated network and storage components are most often shipped directly to customers.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Selling, General and Administrative Expenses

     Technology Services. Technology Services selling, general and administrative expenses consist primarily of costs associated with the Technology Services marketing, sales and recruiting efforts, training of field personnel, general administration and facilities. Technology Services selling, general and administrative expenses at $6.1 million for the three months ended March 31, 2002, decreased to its lowest level since the first quarter of 1999. This performance is a 32.8% improvement compared to the $9.0 million of expenses for the three months ended March 31, 2001. Domestic sales and administrative headcount were reduced from 355 at the end of the first quarter of 2001 to 218 at March 31, 2002, a 39% reduction. There were 23 personnel in the Company's Bangalore, India facility at March 31, 2002, including four billable professionals. As a percentage of revenues, selling, general and administrative expenses also decreased between the two periods, dropping from 23.1% in 2001 to 21.0% for the first quarter of 2002. First quarter 2001 expenses included approximately 146,000 of goodwill amortization, which is no longer required beginning in 2002 under Financial Accounting Standard 142.

     Reseller. Reseller selling, general and administrative expenses consist primarily of costs associated with the Reseller sales and marketing efforts, administration and facilities. Reseller selling, general and administrative expenses increased to $375,758 for the quarter ended March 31, 2002 from $355,646 for the quarter ended March 31, 2001, as the Company expanded its operations outside of the Florida market. As a percentage of revenues, selling, general and administrative expenses were 9.8% for the first quarter of 2002 compared to 13.8% in the same period of 2001.

    Net Interest Income/Expense

     For the three months ended March 31, 2002, The Company had net interest income of $38,072 compared to net interest expense of $27,904 for the three months ended March 31, 2001. The change is primarily attributable to the increase in cash balances between the two quarters and the expiration of the bank line of credit. Cash balances at the end of March, 2002 were $12.8 million compared to $2.8 million at the end of March 2001.

     Income Taxes

     Income taxes for the three months ended March 31, 2002 reflect a 46.1% effective income tax rate compared to the tax rate of 46.2% for the same period of 2001. The effective rate differs from the Federal statutory tax because of state income taxes and permanently non-deductible items, primarily a portion of per diem paid to billable professionals.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash flow from operations and cash in the bank. From time to time, the Company has also had a bank line of credit, but since the IPO, has not had to rely on bank borrowings for working capital. Cash and cash equivalents and working capital were $12.8 million and $28.3 million, respectively, as of March 31, 2002.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Net cash provided by operating activities was approximately $582,054 for the three-month period ended March 31, 2002, compared to $5.3 million during the three-month period ended March 31, 2001. Operating cash provided in the 2001 periods resulted primarily from decreases in accounts receivable.

     Net cash used in investing activities was $20,768 during the three-month period ended March 31, 2002 as compared to $318,729 during the three months ended March 31, 2001. Investing activities consist primarily of purchases of computer hardware and software in support of field and administrative operations.

     For the three-month period ended March 31, 2002, there was no cash activity related to financing activities. During the same period a year ago the Company used $2.6 million in financing activities primarily to repay a $1 million note payable and to offset a $1.5 million bank overdraft existing at December 31, 2000, and, to a lesser extent, to purchase treasury stock.

     On April 22, 1999, the Company's Board of Directors approved a Stock Repurchase Plan authorizing the Company to repurchase up to $1 million of the Company's common stock on the open market. On November 28, 2001, the Company discontinued the Stock Repurchase Plan. As of that date, the Company had repurchased 225,900 shares of its common stock at an aggregate cost to the Company of approximately $567,000.

     The Company anticipates that its primary uses of cash in future periods will be to fund accounts receivable incident to sales growth, the internal development of new offices and services, investments in its management information systems and possibly acquisitions. The Company currently has no commitments with respect to any potential acquisitions.

     The Company believes that the existing cash and cash equivalents, and cash flow from operations will be sufficient to meet the Company's presently anticipated cash needs for at least the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company owns no derivative financial instruments or derivative commodity instruments. The Company does not derive a significant amount of revenues from international operations and does not believe that it is exposed to material risks related to foreign currency exchange rates.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   The Company recently completed a review by the U.S. Department of Labor. The Company and the U.S. Department of Labor have entered into a settlement proposal accepted by the Department of Labor for $239,000 relating to wages for the fiscal years 2000, 1999, and 1998. The Company expects the matter to be completely resolved in 2002. Management believes the ultimate outcome of this review will not have an adverse material effect on the Company's results of operations or financial position.

Item 5.  Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after September 30, 2001. Statement 141 also specifies criteria that intangible assets must meet if acquired in a purchase method business combination to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

   The Company adopted SFAS No. 142 on January 1, 2002 and has discontinued the amortization of goodwill. As a result of adopting SFAS No. 141 and 142, the Company made no adjustments to the useful lives and residual values of all intangible assets acquired.

   In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Management has not completed the fair value analysis of each reporting unit. Management does not expect the transitional goodwill impairment evaluation to have a material effect on the Company's financial position and results of operations.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

A reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142 is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
        Net Income                                        $758,442   $111,847
        Add back:  Goodwill amortization, net of tax             -     78,688
                                                          --------   --------

        Adjusted net income                               $758,442   $190,535
                                                          --------   --------

        Reported basic earnings per share                 $   0.07   $   0.01
                                                          --------   --------

        Adjusted basic earnings per share                 $   0.07   $   0.02
                                                          --------   --------

        Reported diluted earnings per share               $   0.07   $   0.01
                                                          --------   --------

        Adjusted diluted earnings per share               $   0.07   $   0.02
                                                          ========   ========

   In July 2001, the FASB issued Statement No. 143, Standard on Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. The standard is effective for fiscal years beginning after June 15, 2002 with earlier application encouraged. Management does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

   In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and retains many of the fundamental provisions of that Statement. The standard is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. Adoption of this standard did not have a material effect on the Company's financial statements.

   The FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Management does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

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

(b)  Current Reports on Form 8-K

       There were no reports filed on Form 8-K during the quarter ended March 31, 2002.

                      TECHNISOURCE, INC. AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TECHNISOURCE, INC.


Dated: May 14, 2002

                                  By:  /s/ James F. Robertson
                                      ------------------------------------
                                       James F. Robertson
                                       President,
                                       Chief Operating Officer

Dated: May 14, 2002
                                  By:  /s/ Andrew C. Hill
                                      ------------------------------------
                                       Andrew C. Hill
                                       Executive Vice President
                                       Chief Financial Officer